Form 10-Q
period 1998-09-30
BEACON CAPITAL PARTNERS INC
filed 1998-12-28
CIK 1063893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ------------ to ------------

                        Commission file number 000-24905

                         BEACON CAPITAL PARTNERS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Maryland                                   04-3403281
------------------------------------------  ------------------------------------------
     (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

     One Federal Street, 26th Floor,
          Boston, Massachusetts                               02110
------------------------------------------  ------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                     617-457-0400
--------------------------------------------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes __  No X

    Number of Common Shares outstanding at the latest practicable date, December 28, 1998: 20,973,932 shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                                          PAGE
                                                                                                                          -----
Part I            --  Financial Information
                      -----------------------------------------------------------------------------------------------

                      Item 1.    Consolidated Financial Statements (Unaudited)

                                   Consolidated Balance Sheet as of September 30, 1998                                          1

                                   Consolidated Statements of Operations from July 1, 1998 to September 30, 1998 and
                                   January 21, 1998 (Inception) to September 30, 1998                                           2

                                   Consolidated Statement of Cash Flows from January 21, 1998 (Inception) to
                                   September 30, 1998                                                                           3

                                   Notes to Consolidated Financial Statements                                                   4

                      Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations                                                                                    12

                      Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                    19

Part II           --  Other Information
                      -----------------------------------------------------------------------------------------------

                      Item 1.    Legal Proceedings                                                                             20

                      Item 2.    Changes in Securities                                                                         20

                      Item 3.    Defaults Upon Senior Securities                                                               20

                      Item 4.    Submission of Matters to a Vote of Security Holders                                           20

                      Item 5.    Other Information                                                                             20

                      Item 6.    Exhibits and Reports on Form 8-K                                                              20

Part I -- Item 1. Consolidated Financial Statements (Unaudited)

                         BEACON CAPITAL PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 1998 (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                      ASSETS
Real Estate:
  Land............................................................................  $  51,094
  Buildings, improvements and equipment...........................................    164,615
                                                                                    ---------
                                                                                      215,709
  Less accumulated depreciation...................................................      1,108
                                                                                    ---------
                                                                                      214,601

Deferred financing and leasing costs, net of accumulated amortization of $11......        358
Cash and cash equivalents.........................................................    192,331
Accounts receivable...............................................................      1,185
Other assets......................................................................        663
Investments in and advance to joint ventures and corporations.....................     70,975
                                                                                    ---------
        Total assets..............................................................  $ 480,113
                                                                                    ---------
                                                                                    ---------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable........................................................  $  21,631
    Accounts payable and accrued expenses.........................................      6,227
                                                                                    ---------
        Total liabilities.........................................................     27,858
                                                                                    ---------
Minority interest in consolidated partnership.....................................     55,976
                                                                                    ---------
Stockholders' Equity:
    Preferred stock; $.01 par value, 200,000,000 shares authorized, none issued or
     outstanding..................................................................         --
    Excess stock; $.01 par value, 250,000,000 shares authorized, none issued or
     outstanding..................................................................         --
    Common stock; $.01 par value, 500,000,000 shares authorized, 20,973,932 shares
     issued and outstanding.......................................................        210
    Additional paid-in capital....................................................    389,520
    Retained earnings.............................................................      6,549
                                                                                    ---------
        Total stockholders' equity................................................    396,279
                                                                                    ---------
        Total liabilities and stockholders' equity................................  $ 480,113
                                                                                    ---------
                                                                                    ---------

                            See accompanying notes.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                     FOR THE      FOR THE PERIOD
                                                                                     PERIOD      FROM JANUARY 21,
                                                                                  FROM JULY 1,         1998
                                                                                     1998 TO      (INCEPTION) TO
                                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                                      1998             1998
                                                                                   (UNAUDITED)      (UNAUDITED)
                                                                                  -------------  -----------------
Revenues:
  Rental income.................................................................    $   6,009        $   6,213
  Equity in earnings of joint venture...........................................        1,134            2,087
  Interest income...............................................................        2,756            8,370
  Other income..................................................................          101              125
                                                                                       ------           ------
    Total revenues..............................................................       10,000           16,795
                                                                                       ------           ------
Expenses:
  Property operating............................................................        1,689            1,702
  Real estate taxes.............................................................          946              983
  General and administrative....................................................        2,954            5,591
  Interest expense..............................................................          446              462
  Depreciation and amortization.................................................        1,062            1,119
                                                                                       ------           ------
    Total expenses..............................................................        7,097            9,857
                                                                                       ------           ------

Income before minority interest.................................................        2,903            6,938
Minority interest in consolidated partnership...................................         (322)            (389)
                                                                                       ------           ------
    Net income..................................................................    $   2,581        $   6,549
                                                                                       ------           ------
                                                                                       ------           ------
Income per common share--basic and diluted......................................    $    0.12        $    0.32
                                                                                       ------           ------
                                                                                       ------           ------
Weighted average number of common shares outstanding (in thousands).............       20,974           20,668
                                                                                       ------           ------
                                                                                       ------           ------

                            See accompanying notes.

                         BEACON CAPITAL PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

     FOR THE PERIOD FROM JANUARY 21, 1998 (INCEPTION) TO SEPTEMBER 30, 1998
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................  $   6,549
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation expense..........................................................      1,108
    Amortization expense..........................................................         11
    Equity in earnings of joint venture...........................................     (2,087)
    Minority interest in consolidated partnership.................................        389
  Increase (decrease) in cash arising from changes in operating assets and liabilities:
    Accounts receivable...........................................................     (1,185)
    Other assets..................................................................       (625)
    Accounts payable and accrued expenses.........................................      6,227
                                                                                    ---------
      Net cash provided by operating activities...................................     10,387
                                                                                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements.................................   (142,628)
  Payment of deferred leasing costs...............................................       (266)
  Payment of deferred acquisition costs...........................................        (38)
  Investments in and advance to joint ventures and corporations...................    (68,888)
                                                                                    ---------
      Net cash used in investing activities.......................................   (211,820)
                                                                                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on mortgage notes....................................................        (91)
  Payment of deferred financing costs.............................................       (103)
  Proceeds from loans payable--affiliate..........................................      3,560
  Payment of loans payable--affiliate.............................................     (3,560)
  Issuance of Operating Partnership units.........................................      4,228
  Issuance of common stock........................................................    417,871
  Offering costs..................................................................    (28,141)
                                                                                    ---------
      Net cash provided by financing activities...................................    393,764
                                                                                    ---------
  Net increase in cash and cash equivalents and balance at end of period..........  $ 192,331
                                                                                    ---------
                                                                                    ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Operating Partnership units to acquire property.......................  $  51,359
Assumption of mortgage debt to acquire property...................................     21,722
                                                                                    ---------
                                                                                    $  73,081
                                                                                    ---------
                                                                                    ---------

                            See accompanying notes.

                         BEACON CAPITAL PARTNERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

1. ORGANIZATION

    Beacon Capital Partners, Inc. ("BCP") was incorporated on January 21, 1998 as a Massachusetts corporation (the "Formation"), and was initially capitalized through loans from the two founders of BCP, Messrs. Leventhal and Fortin. The loans were repaid in May, 1998. BCP intends to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. BCP was established to conduct real estate investment and development activities.

    On March 17, 1998, BCP was re-incorporated (through a merger) as a Maryland corporation and on March 20, 1998 it completed an initial private offering (the "Original Offering") in accordance with Section 4(2) of the Securities Act. BCP initially issued 17,360,769 common shares with proceeds, net of expenses, of $323,110. In April, 1998, 3,613,163 additional shares were issued through the exercise of the underwriter's over-allotment, with proceeds, net of expenses, of $66,620.

    In connection with the re-incorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole general partner of, and, as of September 30, 1998, holds approximately 88% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in the accompanying consolidated financial statements. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

    The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of BCP and its majority-owned subsidiary, Beacon Capital Partners, L.P. BCP consolidates all wholly-owned subsidiaries and those majority-owned subsidiaries in which it exercises control. Investor entities over which BCP can exercise influence, but does not control, are accounted for on the equity method. Investor entities which BCP neither controls nor over which BCP can exercise influence are accounted for on the cost method. All significant intercompany transactions and balances have been eliminated in consolidation.

    Minority interest in consolidated partnership represents Operating Partnership units not held by BCP. As of September 30, 1998, $51,359 in units had been issued in connection with the purchase of the property known as Technology Square and The Draper Building, and $4,228 in units had been issued to Messrs. Leventhal's and Fortin's family trusts.

    The financial statements of BCP have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

INCOME TAXES

    Although BCP is not yet able to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code, BCP intends to make such election on its initial Federal return for the taxable year ended December 31, 1998. As a result of such election, BCP will generally not be subject to Federal income taxes to the extent that it makes timely distributions to its shareholders at least equal to its taxable income and meets certain other requirements for qualification as a real estate investment trust.

    BCP has indicated that it may acquire and operate businesses that do not satisfy the REIT qualification tests prescribed by the Internal Revenue Code. Transactions that give rise to such assets and income may be owned through a C corporation known as a "paper clip," the shares of which entity would be distributed to BCP's stockholders, or through a taxable corporate subsidiary in which BCP would hold the majority of economic interest but less than 10% of the voting power. Such C corporations, if formed, will be subject to Federal, state and local taxation.

REVENUE RECOGNITION

    Revenues are recognized when earned and the amounts can be reasonably estimated on the accrual basis of accounting. Rental income from operating leases is recognized on a straight-line basis over the life of the lease agreements.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of short-term, highly liquid assets with original maturities of three months or less from the date of purchase.

REAL ESTATE

    Buildings are recorded at cost and are depreciated on the straight-line method over their estimated useful life of forty years. The cost of buildings includes the purchase price of the property, legal fees, and other acquisition costs. Acquisition costs associated with the purchase of new property consist of third party costs and internal direct costs only, and have been capitalized to the appropriate assets.

    BCP measures impairment in accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows (net realizable value) estimated to be generated by those assets are less than the assets' carrying amount.

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Furniture, fixtures and equipment are depreciated using the straight-line method over their expected useful lives of three to ten years.

INVESTMENTS IN AND ADVANCE TO JOINT VENTURES AND CORPORATIONS

    BCP uses the equity method of accounting for its earnings in joint ventures and corporations in which BCP shares influence over operating and financial policy. BCP uses the cost method of accounting to account for its investments in entities in which BCP does not influence operating and financial policy. Losses in excess of investments are not recorded where BCP has neither guaranteed nor intends to provide any future financial support to the respective investment.

STOCK OPTIONS AND OTHER AWARDS

    BCP has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of BCP's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Compensation attributable to the Company's Long-Term Incentive Plan will be charged to expense over the period covered by the Long-Term Incentive Plan.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    BCP is required to disclose the fair value of financial instruments, for which it is practicable to estimate such fair value. The fair value of financial instruments are estimates based upon market conditions and perceived risks at September 30, 1998 and require varying degrees of management judgment. The fair value of financial instruments presented may not be indicative of amounts BCP could realize on the disposition of the financial instruments.

    Cash and cash equivalents are carried at an amount, which due to their nature, approximates fair value.

BASIC EARNINGS PER COMMON SHARE

    Computation of basic earnings per common share is based upon the weighted average number of shares of common stock outstanding during the periods subsequent to the Original Offering.

    As BCP has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. INVESTMENTS IN AND ADVANCE TO JOINT VENTURES AND CORPORATIONS

    The investments in and advance to joint ventures and corporations represents the Company's interest in (i) a joint venture known as "Beacon/PW Kendall LLC,"
(ii) a joint venture with Mathilda Partners LLC ("Mathilda Research Centre"),
(iii) a joint venture with HA L.L.C. ("Millennium Tower"), and (iv) an investment in preferred stock of Cypress Communications, Inc. ("Cypress").

    Beacon/PW Kendall LLC was formed on April 16, 1998 and is jointly owned by the Company and PW Acquisitions IX, LLC, an affiliate of PaineWebber. Initially each member made a $5,000 contribution and the Company provided a loan to the joint venture of approximately $117,000. The joint venture acquired The Athenaeum Portfolio, an eleven building, 970,000 square foot mixed-use portfolio located in Cambridge, MA. In August, 1998 the Company and PW Acquisitions IX, LLC each made equity contributions of approximately $58,500, which were used to repay the Company's loan receivable. As of September 30, 1998, each member had an approximate $63,600 equity interest in Beacon/PW Kendall LLC. Summarized financial information for this joint venture follows:

                                                                              FOR THE PERIOD
                                                                                  ENDED
                                                                            SEPTEMBER 30, 1998
                                                                               (UNAUDITED)
                                                                            ------------------
Gross revenue.............................................................     $     12,145
Expenses..................................................................           10,239
                                                                                   --------
Income before depreciation and amortization...............................            1,906
Depreciation and amortization.............................................            1,665
                                                                                   --------
Net income................................................................     $        241
                                                                                   --------
                                                                                   --------

                                                                                  AS OF
                                                                              SEPTEMBER 30,
                                                                             1998 (UNAUDITED)
                                                                            ------------------
Real estate and equipment, net............................................     $    193,864
Cash and cash equivalents.................................................            5,797
Other assets..............................................................            2,182
                                                                                   --------
Total assets..............................................................     $    201,843
                                                                                   --------
                                                                                   --------
Mortgage note payable.....................................................     $     68,931
Accounts payable and accrued expenses.....................................            5,651
Minority interest.........................................................                6
Members' equity (including accumulated earnings of $241)..................          127,255
                                                                                   --------
Total liabilities and members' equity.....................................     $    201,843
                                                                                   --------
                                                                                   --------

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two Class A office buildings with surface parking, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, CA, on

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. INVESTMENTS IN AND ADVANCE TO JOINT VENTURES AND CORPORATIONS (CONTINUED) which the venture plans to construct Mathilda Research Centre. Although it is anticipated that the buildings will contain approximately 267,000 square feet, certain changes in the entitlements for the property will be required to increase the permitted density from the currently permitted 187,000 square feet. In addition to funding approximately 35% of the development expenditures (including the acquisition of the land) from cash contributions, the venture intends to finance the balance of those expenditures with a construction loan from an institutional lender. The scope of the development budget has not been finalized, but it is anticipated to be approximately $57,000 if the full 267,000 square feet are constructed.

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, to develop a high-rise building in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land has been contributed to the joint venture by HA L.L.C. at an agreed value of $10,500. The Company has agreed to fund the first $19,000 of cash requirements for the venture. The venture intends to finance the balance of development costs from a construction loan with an institutional lender. The estimated cost of the project is $71,000, including the value of the land.

    On September 30, 1998, the Company invested $5,000 to acquire preferred stock in Cypress Communications, Inc., representing a 13.5% fully diluted ownership position in such company. Dividends will be earned on the Company's investment as and when dividends are declared on the preferred stock or any other class of stock in Cypress Communications, Inc. The preferred stock will be treated preferentially upon a liquidation of Cypress, should a liquidation occur, and is held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"), the voting common stock of which is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns 99% of the economic interests in Tenant Communications.

    Cypress Communications, Inc. is a provider of bundled communications services to tenants in multi-tenant commercial buildings. These bundled services include Internet access, video, voice mail and telephone service. By bundling services to multiple tenants in an office building, Cypress can aggregate the traffic of customers and give them the advantage of a cost-effective service with a high level of customer care.

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. INVESTMENTS IN AND ADVANCE TO JOINT VENTURES AND CORPORATIONS (CONTINUED)
    A reconciliation of the underlying net assets to the Company's carrying value of property investments in and advance to joint ventures and corporations is as follows:

                                                            MATHILDA
                                              BEACON/PW     RESEARCH     MILLENNIUM           CYPRESS
                                             KENDALL LLC     CENTRE         TOWER      COMMUNICATIONS, INC.     TOTAL
                                             ------------  -----------  -------------  ---------------------  ---------
BCP, L.P. equity interest (including
  accumulated earnings)....................   $   63,576    $   1,750                                         $  65,326
Investments in preferred stock.............                                                  $   5,000            5,000
Advance from BCP, L.P......................                               $     426                                 426
Acquisition costs..........................           41           54            77                 51              223
                                             ------------  -----------        -----             ------        ---------
Carrying value of investments in and
  advance to joint ventures and
  corporations.............................   $   63,617    $   1,804     $     503          $   5,051        $  70,975
                                             ------------  -----------        -----             ------        ---------
                                             ------------  -----------        -----             ------        ---------

4. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignment of leases are as follows:

    Mortgage notes with fixed interest at:

9.00% maturing December 1, 1999....................................  $   1,546
9.25% maturing May 1, 2002.........................................      1,581
7.80% maturing December 1, 2004....................................      3,461
7.75% maturing September 1, 2005...................................      5,726
7.80% maturing December 1, 2005....................................      4,315
9.00% maturing July 1, 2017........................................      1,464
9.00% maturing March 1, 2019.......................................        986
9.00% maturing November 1, 2021....................................      1,515
8.25% maturing October 1, 2022.....................................      1,037
                                                                     ---------
Total..............................................................  $  21,631
                                                                     ---------
                                                                     ---------

    Scheduled amortization and maturities of mortgage notes payable are as follows:

1998...............................................................  $      72
1999...............................................................      1,903
2000...............................................................        382
2001...............................................................        426
2002...............................................................      1,839
Thereafter.........................................................     17,009
                                                                     ---------
Total..............................................................  $  21,631
                                                                     ---------
                                                                     ---------

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

4. MORTGAGE NOTES PAYABLE (CONTINUED)
    The Company computes the fair value of its mortgage notes payable based upon the discounted cash flows at a discount rate that approximates the Company's effective borrowing rate. The Company has determined that the fair value of its mortgage rates approximates their carrying value.

5. STOCK INCENTIVE PLAN

    The Company has adopted a Stock Incentive Plan, which authorizes the grant of options to purchase shares of common stock and other stock-based awards to the Company's executive officers, independent directors, employees and other key persons. The Stock Incentive Plan will be administered by the Compensation Committee of the Board of Directors (the "Administrator").

    The maximum number of shares of common stock reserved and available for issuance under the Stock Incentive Plan will be such aggregate number of shares as does not exceed the sum of (i) 12% of the outstanding equity interests in the Company (including common stock and units subject to redemption rights) as determined as of the final original offering closing date plus (ii) as of the last business day of each calendar quarter ending after the final original offering closing date, an additional positive number equal to 10% of any net increase of outstanding equity interests in the Company.

    The Stock Incentive Plan permits the granting of (i) options to purchase common stock intended to qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code and (ii) options that do not so qualify ("Non-Qualified Options"). The option exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant in the case of Incentive Options, and may not be less than 25% of the fair market value of the common stock on the date of grant in the case of Non-Qualified Options.

    The term of each option will be fixed and may not exceed ten years from date of grant in the case of an Incentive Option. The Administrator will determine at what time or times each option may be exercised and, subject to the provisions of the Stock Incentive Plan, the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the Administrator.

    Changes in options outstanding under the Stock Incentive Plan during the period were as follows:

                                                                   NUMBER OF       PER SHARE
                                                                 SHARES UNDER       OPTION
                                                                    OPTION      PRICE--AVERAGE
                                                                 -------------  ---------------
Granted at Initial Private Offering............................       649,500      $   20.00
Granted March 20--September 30, 1998...........................     1,728,375          20.00
Canceled March 20--September 30, 1998..........................       --              --
                                                                 -------------
Shares under option at September 30, 1998......................     2,377,875          20.00
                                                                 -------------
                                                                 -------------
Options available for grant at beginning of period.............            --
Options available for grant at end of period...................       418,851
                                                                 -------------
                                                                 -------------

    The weighted-average fair value of the options granted during the period is $20.00.

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

6. LONG-TERM INCENTIVE PLAN

    The Company has adopted a Long-Term Incentive Plan which is designed to reward certain members of management for growth of the Company's Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), in excess of a specified benchmark. If the Company's Funds from Operations exceeds the specified benchmark, management will be entitled to receive an incentive return which shall be calculated on December 31, 2001 (the "Determination Date").

    The incentive return shall equal the product of (A) 12% of the dollar amount by which (i) the Actual Return, as defined, exceeds (ii) the Base Return, as defined, multiplied by (B) the weighted average of shares of common stock and units outstanding for the 12 months immediately preceding the Determination Date multiplied by (C) the Company's Multiple, as defined.

    The Long-Term Incentive Plan takes the form of a convertible unit which was issued on March 16, 1998 to an affiliated organization in connection with the closing of the original offering. The convertible unit is convertible at the Determination Date into a certain number of incentive units in the Operating Partnership with a fair market value equal to the amount of the incentive return. No amount has been earned with respect to the Long-Term Incentive Plan.

7. LEASES

    Minimum future rentals under operating leases in effect at December 31, 1997 are summarized as follows:

1998...............................................................  $  19,157
1999...............................................................     14,583
2000...............................................................      9,557
2001...............................................................      7,097
2002...............................................................      3,255
Thereafter.........................................................      5,502
                                                                     ---------
                                                                     $  59,151
                                                                     ---------
                                                                     ---------

    Terms of leases range from one to fifteen years and in certain cases provide for operating expense reimbursement, real estate tax escalation charges and increases in minimum rents.

                         BEACON CAPITAL PARTNERS, INC.

PART I -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

OVERVIEW

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: Real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenue sufficient to meet debt service payments and other operating expenses; risks associated with borrowing, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt and outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company; and the Company and its tenants or vendors may experience unanticipated delays or expenses in achieving Year 2000 compliance.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $192.3 million at September 30, 1998, which was primarily the result of private offering proceeds, the issuance of Operating Partnership units and cash flow from operations offset by (i) the acquisitions of Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio and (ii) investments in and advance to The Athenaeum Portfolio, Mathilda Research Centre, Millennium Tower and Cypress Communications, Inc.

SHORT AND LONG-TERM LIQUIDITY

    The Company has considered its short-term liquidity needs and the adequacy of expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. The Company believes that these needs will be funded from cash flows provided by operating activities.

    The Company expects to meet long-term liquidity requirements for the costs of additional development, real estate and real estate related investments, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, joint ventures and the issuance of additional Operating Partnership Units and equity securities.

FINANCING ACTIVITIES

    BCP was incorporated on January 21, 1998 as a Massachusetts corporation and was initially capitalized through loans from the Company founders, Messrs. Leventhal and Fortin, in the amount of $3.6 million. On May 1, 1998, those loans were repaid.

PART I -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)
    On March 20, 1998, the Company completed an initial private offering ("Original Offering") issuing 17,360,769 shares of Common Stock with proceeds, net of offering costs, of $323.1 million. On April 3, 1998 and April 13, 1998, through the exercise of the underwriter's over-allotment option, 3,613,163 additional shares were issued with proceeds, net of offering costs, of $66.6 million.

    In connection with the re-incorporation of BCP (through a merger) as a Maryland corporation, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). As contemplated in the Original Offering, an entity controlled by Messrs. Leventhal and Fortin was to contribute $4.2 million to the Operating Partnership for a 1% limited partnership interest. In order to comply with the requirements of ERISA, such contribution could only be made subsequent to the closing of the first real estate transaction of the Company. The $4.2 million contribution was made on May 4, 1998.

INVESTING ACTIVITIES

    On May 1, 1998, the Company acquired The Athenaeum Portfolio, an eleven building, 970,000 square foot mixed-use portfolio located in Cambridge, MA. The aggregate consideration for the properties was $195 million, consisting of approximately $125.9 million in cash and the assumption of approximately $69.1 million of first mortgage debt. The Company used proceeds from the Original Offering for the cash portion of the acquisition. Subsequent to the closing of the transaction, the Company completed the formation of a joint venture with PW Acquisitions IX, LLC, an affiliate of PaineWebber, in which both parties hold a 50% interest in the master limited liability company that controls the two limited liability companies that hold title to The Athenaeum Portfolio.

    On June 24, 1998, the Company acquired a four building complex known as Technology Square and an adjacent building known as The Draper Building. The properties are located in Cambridge, MA and consist of approximately 1,026,000 square feet. The aggregate consideration for the properties was $123 million, consisting of $71.6 million in cash and the issuance of $51.4 million of units of limited partnership interest in the Operating Partnership. The Company used proceeds from the Original Offering for the cash portion of the acquisition.

    On July 1, 1998, the Company acquired the Dallas Office and Industrial Portfolio, a 1,335,000 square foot portfolio of seven office properties and seven research & development (R&D) properties located in suburban Dallas, TX. The aggregate consideration for the properties was $91.2 million, consisting of approximately $69.5 million in cash and the assumption of approximately $21.7 million of first mortgage debt. The Company used proceeds from the Original Offering for the cash portion of the acquisition.

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, California, on which the venture plans to construct Mathilda Research Centre, two four-story Class A office buildings with surface parking. Although not finalized, the budget for the 267,000 square foot development is anticipated to be approximately $57 million, of which approximately 35% will be funded from cash contributions and the balance is intended to be financed with a construction loan from an institutional lender. Currently, the Company has invested approximately $17 million in the project using proceeds from the Original Offering.

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate developer. The joint venture was formed to develop Millennium Tower, a 19-story office and residential tower, located at Second

PART I -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)
Avenue and Columbia Street in downtown Seattle, Washington. The estimated cost of the 273,000 square foot building is $71 million, approximately 60% of which the venture intends to finance with a construction loan from an institutional lender. Currently, the Company has invested approximately $4 million in the project using proceeds from the Original Offering.

    On September 30, 1998, the Company invested $5 million to acquire preferred stock in Cypress Communications, Inc., ("Cypress") representing a 13.5% fully diluted ownership position in such company. Dividends will be earned on the Company's investment as and when dividends are declared on the preferred stock or any other class of stock in Cypress Communications, Inc. The preferred stock will be treated preferentially upon a liquidation of Cypress, should a liquidation occur, and is held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). The voting common stock of Tenant Communications is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns 99% of the economic interests in Tenant Communications. The Company used proceeds from the Original Offering for the investment.

    Cypress Communications, Inc. is a provider of bundled communications services to tenants in multi-tenant commercial buildings. These bundled services include Internet access, video, voice mail and telephone service. By bundling services to multiple tenants in an office building, Cypress can aggregate the traffic of customers and give them the advantage of a cost-effective service with a high level of customer care.

CAPITALIZATION

    As of September 30, 1998, the Company's total consolidated mortgage debt is approximately $21.6 million, and its total consolidated mortgage debt plus its proportionate share of total unconsolidated mortgage debt is approximately $56.1 million. The Company's current consolidated mortgage indebtedness has a weighted average rate of 8.22%, with maturities ranging from 1999 through 2022, and is secured by some of the Company's properties. The Company's proportionate share of its current total unconsolidated mortgage debt consists of approximately $34.5 million with a rate of 8.485% and a maturity of 2027 on The Athenaeum Portfolio (in which the Company holds a 50% interest in the limited liability company that controls the two limited liability companies that hold title to this portfolio). The Company's consolidated and unconsolidated fixed rate mortgage debt has a weighted average rate of 8.38%.

    The following table, which includes the Company's consolidated and unconsolidated mortgage debt, summarizes the scheduled amortization of principal and maturities of mortgage loans outstanding.

                                                     SCHEDULED
                                                   AMORTIZATION    MATURITIES        TOTAL
                                                     (DOLLARS       (DOLLARS       (DOLLARS
                                                   IN THOUSANDS)  IN THOUSANDS)  IN THOUSANDS)
                                                   -------------  -------------  -------------
10/1/98--12/31/98................................   $       136    $         0    $       136
1999.............................................           649          1,516          2,165
2000.............................................           659              0            659
2001.............................................           736              0            736
2002.............................................           751          1,426          2,177
Thereafter.......................................        33,331         16,893         50,224
                                                   -------------  -------------  -------------
  Total..........................................   $    36,262    $    19,835    $    56,097
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

PART I -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS

    For the three months July 1, 1998 through September 30, 1998, the Company had net income of $2.6 million, generated from total revenues of $10 million offset by expenses of $7.1 million and minority interest in consolidated partnership of $.3 million. The revenues consist of Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio rental income of $6 million, The Athenaeum Portfolio equity earnings of $1.1 million, interest income of $2.8 million and other income of $.1 million. Expenses consist of Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio property operating and real estate taxes of $1.7 million and $1 million, respectively, general and administrative expenses of $3 million, interest expense of $.4 million and depreciation and amortization of $1 million.

    For the period January 21, 1998 (Inception) through September 30, 1998, the Company had net income of $6.5 million generated from total revenues of $16.8 million offset by expenses of $9.9 million and minority interest in consolidated partnership of $.4 million. The revenues consist of Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio rental income of $6.2 million, The Athenaeum Portfolio equity earnings of $2.1 million, interest income of $8.4 million and other income of $.1 million. Expenses consist of Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio property operating and real estate taxes of $1.7 million and $1 million, respectively, general and administrative expenses of $5.6 million, interest expense of $.5 million and depreciation and amortization of $1.1 million.

    The minority interest in consolidated partnership represents the portion of the Operating Partnership that is not owned by the Company.

FUNDS FROM OPERATIONS

    The Company believes that to facilitate a clear understanding of the operating results of the Company, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors in March 1995, as net income
(loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income, as an indication of the Company's performance or as a substitute for cash flow as a measure of its liquidity. The following table presents

PART I -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)
the calculations of FFO for the periods July 1, 1998 to September 30, 1998 and January 21, 1998 (Inception) to September 30, 1998.

                                                                                               FOR THE PERIOD FROM
                                                                        FOR THE PERIOD FROM     JANUARY 21, 1998
                                                                          JULY 1, 1998 TO        (INCEPTION) TO
                                                                        SEPTEMBER 30, 1998     SEPTEMBER 30, 1998
                                                                            (UNAUDITED)            (UNAUDITED)
                                                                            (DOLLARS IN            (DOLLARS IN
                                                                            THOUSANDS,             THOUSANDS,
                                                                         EXCEPT PER SHARE       EXCEPT PER SHARE
                                                                             AMOUNTS)               AMOUNTS)
                                                                       ---------------------  ---------------------
Income before extraordinary items and before minority interest in
  consolidated partnership...........................................        $   2,903              $   6,938
Add depreciation and amortization:
  Consolidated entities..............................................            1,038                  1,080
  Joint venture entities.............................................              500                    936
                                                                                ------                 ------
Funds from operations before minority interest.......................            4,441                  8,954
Company share of consolidated partnership............................            88.40%                 94.39%
                                                                                ------                 ------
Company funds from operations........................................        $   3,926              $   8,452
                                                                                ------                 ------
                                                                                ------                 ------
Weighted average number of common shares outstanding (in
  thousands).........................................................           20,974                 20,668
                                                                                ------                 ------
                                                                                ------                 ------
Funds from operations per common share...............................        $    0.19              $    0.41
                                                                                ------                 ------
                                                                                ------                 ------

PROPERTY INFORMATION

    The following table sets forth the Total Area, the Occupancy Rate (expressed as a percentage), the average annual Base Rent (as defined below) per square foot and the average Net Effective Rent (as defined below) per square foot for each of the Company's properties as of September 30, 1998. Base Rent is gross rent excluding payments by tenants on account of operating expense and real estate tax escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent

PART I -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)
step-ups and free rent periods, plus tenant payments on account of operating expense and real estate tax escalation charges, less total operating expenses and real estate taxes.

                                                                                                       AVERAGE      AVERAGE
                                                                               TOTAL         %          BASE        NET EFF
PROPERTY                                                                       AREA       LEASED        RENT         RENT
---------------------------------------------------------------------------  ---------  -----------  -----------  -----------
215 First Street...........................................................    306,084         100%   $   19.31    $   15.02
One Kendall Square Cinema..................................................     31,641         100%       18.29        13.48
Buildings 100--500.........................................................    222,372          99%       23.60        16.34
Buildings 600/650/700......................................................    236,661         100%       33.95        24.92
Buildings 1500 & 1700......................................................     39,707         100%       14.92        10.45
Building 1400..............................................................    133,211         100%       27.23        19.68
                                                                             ---------       -----   -----------  -----------
Total The Athenaeum Portfolio..............................................    969,676         100%       24.74        18.15
                                                                             ---------       -----   -----------  -----------
545 Technology Square (NNN)................................................    144,123         100%       13.35        13.35
549 Technology Square......................................................     40,377         100%        6.51         4.06
565 Technology Square......................................................    201,816         100%        6.63         4.08
575 Technology Square......................................................    165,208         100%        7.32         4.16
The Draper Building (NNN)..................................................    474,817         100%        6.16         6.16
                                                                             ---------       -----   -----------  -----------
Total Technology Square & The Draper Building..............................  1,026,341         100%        7.46         6.36
                                                                             ---------       -----   -----------  -----------
Total Cambridge, MA........................................................  1,996,017         100%       15.84        12.07
                                                                             ---------       -----   -----------  -----------
Bank One LBJ...............................................................     42,000          80%       12.28         6.29
Brandywine Place...........................................................     66,237          99%       10.45         7.52
Crosspoint Atrium..........................................................    220,212          97%       12.30         6.82
Forest Abrams Place........................................................     68,827          89%       12.13         6.74
6500 Greenville Avenue.....................................................    114,600          93%       12.31         6.75
Northcreek Place II........................................................    163,303          95%       11.65         6.75
One Glen Lakes.............................................................    166,272          91%       15.21         9.86
Park North Business Center.................................................     36,885          84%        5.35         4.22
Plaza at Walnut Hill.......................................................     88,280          96%        7.21         4.59
Richardson Business Center.................................................     66,300         100%        4.39         4.27
Richardson Commerce Centre.................................................     60,517         100%        6.76         5.45
Sherman Tech...............................................................     16,176         100%        6.79         4.96
T I Business Park..........................................................     96,902         100%        5.01         4.33
Venture Drive Tech Center..................................................    128,322         100%        4.70         3.56
                                                                             ---------       -----   -----------  -----------
Total Dallas Office and Industrial Portfolio...............................  1,334,833          95%        9.89         6.23
                                                                             ---------       -----   -----------  -----------
Total / Weighted Average...................................................  3,330,850          98%   $   13.52    $    9.80
                                                                             ---------       -----   -----------  -----------
                                                                             ---------       -----   -----------  -----------

PART I -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)
    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties the Company owned or had an interest in as of September 30, 1998.

                                                                  ANNUAL
                                                                 RENT (3)
                                      SQUARE     % OF SQUARE     (DOLLARS      % ANNUAL         # OF
                                     FEET (1)     FEET (2)     IN THOUSANDS)   RENT (4)      TENANTS (5)
                                    ----------  -------------  -------------  -----------  ---------------
10/1-12/31/98.....................     173,976          5.2%    $     2,168          4.4%            51
1999..............................     872,688         26.2%         10,750         21.8%           105
2000..............................     454,461         13.6%          6,698         13.6%            97
2001..............................     287,016          8.6%          4,682          9.5%            59
2002..............................     291,892          8.8%          5,536         11.2%            50
Thereafter........................   1,182,996         35.6%         19,525         39.5%            72
                                    ----------       ------    -------------  -----------           ---
  Total...........................   3,263,029         98.0%    $    49,359        100.0%           434
                                    ----------       ------    -------------  -----------           ---
                                    ----------       ------    -------------  -----------           ---

------------------------

(1) Total area in square feet covered by such leases.

(2) Percentage of total square feet of company portfolio.

(3) Annualized expiring base rental income represented by such leases in the year of expiration plus the current tenant payments on account of operating expense and real estate tax escalation charges.

(4) Calculated as annual rent divided by the total annual rent.

(5) The number of tenants whose leases will expire.

YEAR 2000 READINESS DISCLOSURE

    The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. The inability of a computer to properly process dates after 1999 could result in system failures or miscalculations. Such failures in the Company's computers could lead to disruptions in the Company's activities and operations. If the Company fails, or its significant tenants or vendors fail, to make necessary modifications and conversions on a timely basis to remedy these problems, the Year 2000 issue could have a material adverse effect on the Company and its results of operations or financial position. The Company believes that its competitors face similar risks in regard to Year 2000.

    The Company's Year 2000 initiative is being managed by the Company to minimize any adverse effect on the Company's business operations. The Company has established a Year 2000 committee to address Year 2000 concerns. The Year 2000 committee will implement a Year 2000 initiative which has the following phases: (i) introducing Year 2000 awareness; (ii) identifying the Company's systems with potential Year 2000 issues; (iii) assessing and budgeting Year 2000 compliance costs; (iv) remediation; (v) testing; (vi) contacting material third parties to assess their Year 2000 compliance; and (vii) developing a contingency plan in case the Company's Year 2000 initiative is not successful.

    The Company has undertaken phases (i) and (ii) of its Year 2000 initiative. The Company has reviewed its corporate computer operations that consist of recent releases of network systems, accounting, property management and desktop applications. All of such systems and applications were installed in 1998 and are substantially Year 2000 compliant. By January, 1999, all corporate and property financial records will be maintained on the Company's corporate accounting system. The

PART I -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)
Company has contacted the vendors for these systems and has received assurance that these systems are Year 2000 compliant.

    The Company has not incurred any material costs to address its Year 2000 compliance issues. The Company has not yet completed the budgeting phase of its Year 2000 initiative. The Company does not currently expect that the costs incurred in connection with the initiative will have a material adverse impact on the Company's results of operations or financial position.

    The Company has also begun working on phase (vi) of its Year 2000 initiative. The Company has retained third party property managers to operate its properties. Included in the contractual obligations of these parties is an undertaking by the third party managers to work with the Company on the Company's Year 2000 initiative. Currently, the Company is requesting and reviewing information from these third parties to determine their Year 2000 readiness. Though this review is not complete, the Company believes that its managers are in the process of reviewing building systems and the systems of the properties' tenants and vendors to ensure Year 2000 preparedness.

    The Company has rights to approve all lease agreements and has reviewed its standard lease form to address Year 2000 compliance issues.

    The inability of the Company, or its tenants or vendors, to be Year 2000 compliant could lead to declining occupancy rates, higher operating expenses and other adverse effects which are not quantifiable at this time. The failure of any of these parties to be Year 2000 compliant could have a material adverse effect on the Company's results of operations or financial position.

    The Company does not currently have a contingency plan in place in the event it, or its managers, tenants or vendors, do not successfully address their Year 2000 compliance issues. The Company will evaluate the status of its Year 2000 initiative by the end of the first quarter of 1999 and determine whether such a contingency plan is necessary. The Company expects to complete its Year 2000 initiative by the end of the third quarter of 1999, including the development of any contingency plan, if needed.

PART I -- ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None

                         BEACON CAPITAL PARTNERS, INC.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         (d) The registrant received no offering proceeds from its offering registered on Form S-11. The S-11 related to resales by certain selling security holders. Therefore, the registrant has no disclosure regarding the use of proceeds from this offering as contemplated by Rule 463 under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         3.1   Articles of Incorporation.(1)

         3.2   Certificate of Correction to Articles of Incorporation.(1)

         3.3   Amended and Restated By-laws.(1)

         3.4   Agreement of Limited Partnership of Beacon Capital Partners,
L.P.(2)

         3.5   First Amendment to Agreement of Limited Partnership.(2)

         27.   Financial Data Schedule.

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on June 16, 1998.

(2) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on August 21, 1998.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Beacon Capital Partners, Inc.

December 28, 1998                            /s/ Randy J. Parker
---------------------------------------------------------------------------

Randy J. Parker,
                                          Chief Financial Officer (Authorized
Officer
                                          and Principal Accounting Officer)