Form 10-K405
period 1998-12-31
BEACON CAPITAL PARTNERS INC
filed 1999-03-30
CIK 1063893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25323

                            ------------------------

                         BEACON CAPITAL PARTNERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  MARYLAND                             04-3403281
      (State or Other Jurisdiction of        (I.R.S. Employer Identification
       Incorporation or Organization)                     No.)

   ONE FEDERAL STREET, 26TH FLOOR BOSTON,                 02110
               MASSACHUSETTS                           (Zip Code)
  (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (617) 457-0400

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

                           --------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The Registrant's Common Stock trades only in the Portal market. There is no established public trading market for the Common Stock. Because there is no public trading market for the Common Stock, it is not possible to accurately estimate the aggregate market value of the Common Stock.

    As of March 19, 1999, there were 20,973,932 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

(1) Certain portions of our definitive proxy statement for the Annual Meeting of Stockholders to be held on June 9, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                                              PAGE
                                                                                                            ---------
Part I.

    Item 1.       Business................................................................................          3
    Item 2.       Properties..............................................................................          6
    Item 3.       Legal Proceedings.......................................................................          7
    Item 4.       Submission of Matters to a Vote of Security Holders.....................................          7

Part II.

    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...................          8
    Item 6.       Selected Financial Data.................................................................          8
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...          8
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..............................         15
    Item 8.       Financial Statements and Supplementary Data.............................................         16
    Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....         16

Part III.

    Item 10.      Directors and Executive Officers of the Registrant......................................         17
    Item 11.      Executive Compensation..................................................................         17
    Item 12.      Security Ownership of Certain Beneficial Owners and Management..........................         17
    Item 13.      Certain Relationships and Related Transactions..........................................         17

Part IV.

    Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................         18

Signatures................................................................................................         19

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Beacon Capital Partners, Inc. ("we" or the "Company") is a Maryland corporation established to conduct real estate investment and development activities. The Company was originally formed on January 21, 1998 as a Massachusetts corporation and reincorporated (through a merger) in Maryland on March 17, 1998. We are headquartered in Boston, Massachusetts and have regional offices in Chicago, Illinois and Los Angeles, California. We intend to qualify as a real estate investment trust (a "REIT") for the year ended December 31, 1998. We are the sole General Partner of Beacon Capital Partners, L.P. (the "Operating Partnership").

    At December 31, 1998, we owned, directly or through a joint venture, 25 operating properties, consisting of 42 buildings and approximately 3.3 million square feet. As of December 31, 1998, the properties were 96% leased. We are also part of a joint venture that is developing a high-rise building in Seattle, Washington. In addition, we are part of another joint venture which holds a twelve-acre site for development in Sunnyvale, California.

RECENT EVENTS

    On March 20, 1998, we completed an initial private offering ("Original Offering") issuing 17,360,769 shares of Common Stock with proceeds, net of offering costs, of $323.1 million. On April 3, 1998 and April 13, 1998, through the exercise of the underwriter's over-allotment option, 3,613,163 additional shares were issued with proceeds, net of offering costs, of $66.6 million.

    On May 1, 1998, we acquired a 970,000 square foot, eleven building portfolio in Cambridge, Massachusetts known as The Athenaeum Portfolio for $195 million including the assumption of approximately $69.1 million of first mortgage debt. Two limited liability companies hold title to these properties. On May 20, 1998 we formed a joint venture with PW Acquisitions IX, LLC (an affiliate of PaineWebber). Under the joint venture agreement, each party has a 50% interest in the master limited liability company that controls the two limited liability companies holding title to the properties.

    On June 24, 1998, we purchased a four-building complex known as Technology Square and an adjacent building known as The Draper Building, consisting of 1,026,000 square feet located in Cambridge, Massachusetts. We paid approximately $71.6 million in cash and issued approximately $51.4 million of Operating Partnership units for the properties.

    On July 1, 1998, we acquired the Dallas Office and Industrial Portfolio, a 1,335,000 square foot portfolio of seven office properties and seven research & development properties located in suburban Dallas, Texas. The total consideration was $91.2 million, including the assumption of approximately $21.7 million of first mortgage debt.

    On August 9, 1998, we executed a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer) to develop two Class A office/R&D buildings in Sunnyvale, California known as Mathilda Research Centre. We expect to commence construction in the second quarter of 1999.

    On September 1, 1998, we executed a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate developer) to develop a Class A high-rise building in downtown Seattle, Washington known as Millennium Tower. Construction has begun and we currently expect it to be completed in the fourth quarter of 2000.

    On September 30, 1998, we invested $5 million to acquire preferred stock in Cypress Communications, Inc. ("Cypress"). Cypress provides bundled communications services to tenants in multi-tenant commercial buildings.

    Effective as of February 28, 1999, we entered into an agreement to become part of an investor group that is making a capital infusion of up to $1 billion in Patriot American Hospitality, Inc. and Wyndam International, Inc. (collectively "Patriot"). The commitment from us represents approximately 15% of the total commitment or a maximum of $150 million. Following Patriot's rights offering to current Patriot shareholders, our total investment amount may be reduced to approximately $100 million. The transaction, which requires the approval of Patriot's shareholders, is expected to close in June 1999.

INVESTMENT STRATEGIES

    Our investment activity is focused in the following types of real estate-related assets: (i) value-added repositionings and discounted purchases;
(ii) development and re-development; (iii) multiple-property portfolios; (iv) joint ventures and strategic partnerships; and (v) real estate companies and real estate-related businesses.

    (i) VALUE-ADDED REPOSITIONINGS AND DISCOUNTED PURCHASES. We target investments in under-utilized or poorly capitalized single assets and portfolios that may be recapitalized on advantageous terms and repositioned with the expectation of returns greater than those that could be achieved by acquiring a stabilized property. These investments may include the purchase of the property at a discount to replacement cost or the purchase of the underlying debt thereon often at a discount to face value. In today's dynamic real estate industry with an ever-changing and cyclical economy and changing demographic characteristics, there generally will be opportunities to take better advantage of well-located and structurally sound properties. Opportunities may involve substantial rehabilitation or re-development and ground-up development where market conditions warrant new construction.

    (ii) DEVELOPMENT AND RE-DEVELOPMENT. On a selected basis, we target investments requiring strategic ground-up development or re-development of existing properties that can benefit from repositioning. We expect to seek out opportunities where market vacancy rates and market rents justify new construction and where job growth will support new demand for office space.

    (iii) MULTIPLE PROPERTY PORTFOLIOS. We target real estate acquisitions resulting from corporate divestitures from users, financial institutions, and other non-strategic and inefficient owners of real estate. We believe that the trend from private to public ownership is motivating many institutions to liquidate their privately-held real estate portfolios.

    (iv) JOINT VENTURES AND STRATEGIC PARTNERSHIPS. We expect to continue to enter into, or acquire interests in, joint ventures or strategic partnerships as a way to leverage both capital and expertise.

    (v) REAL ESTATE COMPANIES AND REAL ESTATE-RELATED BUSINESSES. We also target investments in real estate companies and businesses with a real estate component. Opportunities in this target area include public and private companies, and generally fall into three types of companies: (a) real estate ownership companies, including REITs and non-REIT ownership companies, homebuilders and other development companies; (b) real estate service companies, such as management or brokerage companies; and (c) businesses with a strategic dependence on real estate. We intend to invest in private placements of common stock or other securities convertible into common stock. When we identify strong management teams and growth prospects, we may provide growth capital to such companies and may recapitalize over-leveraged or other poorly-capitalized companies. We expect to take advantage of the arbitrage between private and public market pricing of real estate with our investments in this area. Conversely, when an entity can be acquired for less than the value of its assets, we may acquire control of such entity, whether directly (through the acquisition of a controlling equity interest) or indirectly (through the acquisition of debt).

    Although our primary emphasis has been on the acquisition of the above-described categories of real estate-related assets, future acquisitions also may include other assets. When and if such investments are made, they will not be the principal focus of our investment strategy.

ENVIRONMENTAL MATTERS

    When repairing a catch basin in a parking lot at The Athenaeum Portfolio, we recently discovered some discolored urban fill beneath the catch basin. We retained a licensed environmental site professional to investigate the matter and to notify the appropriate governmental authorities of their findings. We have environmental insurance covering the site and, therefore, do not expect any costs associated with this environmental issue to have a material adverse impact on the Company.

COMPETITION

    We compete in the leasing of office and industrial space with a considerable number of other realty concerns, some of which may have greater marketing and financial resources than us.

SEASONALITY

    The Company's office and industrial properties have not traditionally experienced significant seasonality.

EMPLOYEES

    As of December 31, 1998, we had 30 full time employees.

ITEM 2. PROPERTIES.

    Set forth below are summary descriptions of our Properties. (1)(2)

                                                                                                            RENTABLE
                                       YEAR BUILT/      OWNERSHIP       NO. OF            PROPERTY           AREA IN
PROPERTY                                RENOVATED       INTEREST        BLDGS.            LOCATION         SQUARE FEET
-------------------------------------  ------------  ---------------  -----------  ----------------------  -----------
CAMBRIDGE, MA:
215 First Street.....................   1885 / 1981            50%             1   Cambridge, MA              306,084
One Kendall Square Cinema............          1994            50%             1   Cambridge, MA               31,641
Buildings 100-500....................   1887 / 1984            50%             4   Cambridge, MA              222,372
Buildings 600/650/700................   1916 / 1985            50%             2   Cambridge, MA              236,661
Buildings 1500 & 1700................   1914 / 1986            50%             2   Cambridge, MA               39,707
Building 1400........................          1989            50%             1   Cambridge, MA              133,211
                                                                             ---                           -----------
  Subtotal / Weighted Average (4)....                                         11                              969,676
                                                                             ---                           -----------

545 Technology Square (5)............          1965           100%             1   Cambridge, MA              144,123
549 Technology Square................          1962           100%             1   Cambridge, MA               40,377
565 Technology Square................          1965           100%             1   Cambridge, MA              201,816
575 Technology Square................          1965           100%             1   Cambridge, MA              165,208
The Draper Building (6)..............          1976           100%             1   Cambridge, MA              474,817
                                                                             ---                           -----------
  Subtotal / Weighted Average........                                          5                            1,026,341
                                                                             ---                           -----------
  Subtotal / Weighted Average
    Cambridge, MA....................                                         16                            1,996,017
                                                                             ---                           -----------
SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ.........................          1982           100%             1   Dallas, TX                  42,000
Brandywine Place.....................          1984           100%             4   Plano, TX                   66,237
Crosspoint Atrium....................          1981           100%             1   Dallas, TX                 220,212
Forest Abrams Place..................          1983           100%             2   Dallas, TX                  68,827
6500 Greenville Avenue (7)...........   1981 / 1996           100%             1   Dallas, TX                 114,600
Northcreek Place II (8)..............          1984           100%             2   Dallas, TX                 163,303
One Glen Lakes (9)...................          1982           100%             1   Dallas, TX                 166,272
                                                                             ---                           -----------
  Subtotal / Weighted Average........                                         12                              841,451
                                                                             ---                           -----------
R&D/INDUSTRIAL
Park North Business Center...........          1979           100%             2   Richardson, TX              36,885
Plaza at Walnut Hill.................          1982           100%             2   Dallas, TX                  88,280
Richardson Business Center...........          1983           100%             2   Richardson, TX              66,300
Richardson Commerce Centre...........          1981           100%             3   Dallas, TX                  60,517
Sherman Tech.........................          1981           100%             1   Richardson, TX              16,176
T I Business Park....................          1980           100%             3   Richardson, TX              96,902
Venture Drive Tech Center............          1975           100%             1   Farmers Branch, TX         128,322
                                                                             ---                           -----------
  Subtotal / Weighted Average........                                         14                              493,382
                                                                             ---                           -----------
  Subtotal / Weighted Average
    Suburban Dallas, TX..............                                         26                            1,334,833
                                                                             ---                           -----------
Total / Weighted Average Properties..                                         42                            3,330,850
                                                                             ---                           -----------
                                                                             ---                           -----------

                                                          MORTGAGE
                                                        NOTES PAYABLE
                                           PERCENT       AT 12/31/98
                                           LEASED            (IN
PROPERTY                                 AT 12/31/98     THOUSANDS)
-------------------------------------  ---------------  -------------
CAMBRIDGE, MA:
215 First Street.....................            99%              (3)
One Kendall Square Cinema............           100%              --
Buildings 100-500....................            99%              (3)
Buildings 600/650/700................            99%              (3)
Buildings 1500 & 1700................            90%              --
Building 1400........................           100%              --
                                                ---     -------------
  Subtotal / Weighted Average (4)....            99%              --
                                                ---     -------------
545 Technology Square (5)............           100%              --
549 Technology Square................           100%              --
565 Technology Square................            90%              --
575 Technology Square................           100%              --
The Draper Building (6)..............           100%              --
                                                ---     -------------
  Subtotal / Weighted Average........            98%              --
                                                ---     -------------
  Subtotal / Weighted Average
    Cambridge, MA....................            98%              --
                                                ---     -------------
SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ.........................            78%              --
Brandywine Place.....................            99%     $     1,542
Crosspoint Atrium....................            95%              --
Forest Abrams Place..................            91%              --
6500 Greenville Avenue (7)...........            90%           3,453
Northcreek Place II (8)..............            95%           4,302
One Glen Lakes (9)...................            94%           5,710
                                                ---     -------------
  Subtotal / Weighted Average........            93%          15,007
                                                ---     -------------
R&D/INDUSTRIAL
Park North Business Center...........            84%           1,034
Plaza at Walnut Hill.................            96%           1,459
Richardson Business Center...........           100%           1,512
Richardson Commerce Centre...........           100%             983
Sherman Tech.........................           100%              --
T I Business Park....................            80%           1,575
Venture Drive Tech Center............           100%              --
                                                ---     -------------
  Subtotal / Weighted Average........            94%           6,563
                                                ---     -------------
  Subtotal / Weighted Average
    Suburban Dallas, TX..............            94%          21,570
                                                ---     -------------
Total / Weighted Average Properties..            96%     $    21,570
                                                ---     -------------
                                                ---     -------------

------------------------

(1) Millennium Tower has not been included in these figures because it is a development project. The joint venture between the Company and HA L.L.C., plans to build a Class A high-rise building in downtown Seattle, Washington.

(2) Mathilda Research Centre has not been included in these figures because it is a development project. The joint venture between the Company and Mathilda Partners L.L.C. plans to build two Class A office/R&D buildings in Sunnyvale, California.

(3) These properties are encumbered by a mortgage with a balance of $68,804, of which our 50% share is $34,402.

(4) The Company holds a 50% interest in The Athenaeum Portfolio which includes 11 buildings, a nine screen-1,200 seat cinema and 1,530 structured parking spaces.

(5) Technology Square includes 955 structured parking spaces.

(6) The Draper Building includes 965 structured parking spaces.

(7) 6500 Greenville Avenue includes 281 structured parking spaces.

(8) Northcreek Place II includes 232 structured parking spaces.

(9) One Glen Lakes includes 546 structured parking spaces.

ITEM 3. LEGAL PROCEEDINGS.

DESCRIPTION OF LITIGATION FILED IN CONNECTION WITH THE INVESTMENT IN PATRIOT
  AMERICAN HOSPITALITY, INC.

    On January 12, 1999, a purported class action lawsuit was filed on behalf of the shareholders of Patriot American Hospitality, Inc. in the Delaware Chancery Court. The lawsuit, captioned CHARLES FRASCHILLA V. PAUL A. NUSSBAUM, ET AL., No. 16895NC, names as defendants the directors of Patriot ("Patriot Directors"), as well as Beacon Capital Partners, Inc., Apollo Real Estate Advisors, L.P., Apollo Management, L.P., Thomas H. Lee Company and Rosen Consulting Group (collectively, the "Investor Group"). The lawsuit alleges that the Patriot Directors breached their fiduciary duties to Patriot's shareholders by "effectively selling control" of Patriot to the Investor Group for inadequate consideration and without having adequately considered or explored all other alternatives to this sale or having taken steps to maximize shareholder value. The lawsuit also alleges that the Investor Group aided and abetted the Patriot Directors in their purported breaches of fiduciary duty. The plaintiffs seek an injunction preventing the consummation of the deal with the Investor Group and monetary damages from the Patriot Directors. On January 19, 1999, three nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives: (1) Sybil R. Meisel and Steven Langsam, Trustees, No. 16905NC; (2) Crandon Capital Partners, No. 16906NC; and
(3) Robert A. Staub, No. 16907NC. The plaintiffs have proposed an order of consolidation for these four purported class action suits, and the parties are currently negotiating the terms of that order. We do not expect that this matter will have a material adverse effect on our financial condition or results of operations, although there can be no assurance that this will be the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of Stockholders during the fourth quarter of the fiscal year covered by this report through solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) MARKET INFORMATION. Our common stock is trading in the PORTAL Market, a real-time, electronic National Association of Securities Dealers marketplace that facilitates trading in securities offered pursuant to Rule 144A transactions. Our common stock has no established public trading market.

    (b) HOLDERS. As of March 19, 1999, there were approximately 314 record holders of our common stock.

    (c) DIVIDENDS. The Company declared a cash dividend of 48 cents per share on December 28, 1998.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", our historical financial statements and notes thereto, each included elsewhere herein.

   AS OF AND FOR THE PERIOD JANUARY 21, 1998 (INCEPTION) TO DECEMBER 31, 1998
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Income Statement Data:
  Revenues........................................................................  $  26,536
  Net income......................................................................      9,054
  Net income per common share-basic and diluted...................................       0.44
Balance Sheet Data:
  Real estate, net................................................................  $ 214,768
  Investments in and advance to joint ventures and corporations...................     90,136
  Total assets....................................................................    484,000
  Mortgage notes payable..........................................................     21,570

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the ability to obtain third party shareholder approval for investment transactions; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenue sufficient to meet debt service payments and other operating expenses; risks associated with borrowing, such as the possibility that we will not have sufficient funds available to make principal payments on outstanding debt and outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company; the impact of pending or future litigation; variations in quarterly operating results; the risk that we and our third party property managers, tenants or vendors may experience unanticipated delays or expenses in achieving Year 2000 compliance; and those risks and uncertainties contained elsewhere in this report and under the heading "Risk Factors" on page 7 of our Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 16, 1998, as subsequently amended.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS

    For the period January 21, 1998 (Inception) to December 31, 1998, we had net income of $9 million generated from total revenues of $26.5 million offset by expenses of $16.8 million and minority interest in consolidated partnership of $.7 million. The revenues consist of Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio rental income and reimbursement of operating expenses and real estate taxes of $10.7 million and $1.7 million, respectively, The Athenaeum Portfolio equity earnings of $3.2 million, interest income of $10.7 million and other income of $.2 million. Expenses consist of Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio property operating and real estate taxes of $3.4 million and $1.9 million, respectively, general and administrative expenses of $8.4 million, interest expense of $.9 million and depreciation and amortization of $2.2 million.

    The minority interest in consolidated partnership represents the portion of the Operating Partnership that is not owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $174.6 million at December 31, 1998, which was primarily the result of (i) private offering proceeds, (ii) cash flow from operations, (iii) the issuance of Operating Partnership units, and (iv) a distribution received from The Athenaeum Portfolio offset by (i) the cost of acquiring Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio and (ii) investments in and advance to The Athenaeum Portfolio, Mathilda Research Centre, Millennium Tower and Cypress Communications, Inc.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be funded from cash flows provided by operating activities.

    We expect to meet long-term liquidity requirements for the costs of additional development, real estate and real estate related investments, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, joint ventures, the issuance of additional Operating Partnership units and equity securities and from current cash balances.

FINANCING ACTIVITIES

    The Company was incorporated on January 21, 1998 as a Massachusetts corporation and was initially capitalized through loans from the Company's founders, Messrs. Leventhal and Fortin, in the amount of $3.6 million. On May 1, 1998, the loans were repaid.

    On March 20, 1998, we completed an initial private offering ("Original Offering") issuing 17,360,769 shares of Common Stock with proceeds, net of offering costs, of $323.1 million. On April 3, 1998 and April 13, 1998, through the exercise of the underwriter's over-allotment option, 3,613,163 additional shares were issued with proceeds, net of offering costs, of $66.6 million.

    In connection with our reincorporation (through a merger) as a Maryland corporation, we established Beacon Capital Partners, L.P. (the "Operating Partnership"). As contemplated in the Original Offering, an entity controlled by Messrs. Leventhal and Fortin was to contribute $4.2 million to the Operating Partnership for a 1% limited partnership interest. In order to comply with the requirements of ERISA, such contribution could only be made subsequent to the closing of our first real estate transaction. The $4.2 million contribution was made on May 4, 1998.

INVESTING ACTIVITIES

    On May 1, 1998, we acquired The Athenaeum Portfolio, an eleven building, 970,000 square foot mixed-use portfolio located in Cambridge, Massachusetts. The aggregate consideration for the properties was $195 million, consisting of approximately $125.9 million in cash and the assumption of approximately $69.1 million of first mortgage debt. We used proceeds from the Original Offering for the cash portion of the acquisition. Subsequent to the closing of the transaction, we completed the formation of a joint venture with PW Acquisitions IX, LLC, an affiliate of PaineWebber, in which both parties hold a 50% interest in the master limited liability company that controls the two limited liability companies holding title to the properties.

    On June 24, 1998, we acquired a four-building complex known as Technology Square and an adjacent building known as The Draper Building. The properties are located in Cambridge, Massachusetts and consist of approximately 1,026,000 square feet. The aggregate consideration for the properties was $123 million, consisting of approximately $71.6 million in cash and the issuance of approximately $51.4 million of units of limited partnership interest in the Operating Partnership. We used proceeds from the Original Offering for the cash portion of the acquisition.

    On July 1, 1998, we acquired the Dallas Office and Industrial Portfolio, a 1,335,000 square foot portfolio of seven office properties and seven research & development properties located in suburban Dallas, Texas. The aggregate consideration for the properties was $91.2 million, consisting of approximately $69.5 million in cash and the assumption of approximately $21.7 million of first mortgage debt. We used proceeds from the Original Offering for the cash portion of the acquisition.

    On August 9, 1998, we entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer). On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, California, on which the venture plans to construct Mathilda Research Centre, two four-story Class A office/R&D buildings with surface parking. The estimated cost of the 267,000 square foot development is approximately $57 million, of which approximately 35% will be funded from cash contributions and the balance is intended to be financed with a construction loan from an institutional lender. Currently, we have invested approximately $17.2 million in the project using proceeds from the Original Offering.

    On September 1, 1998 we entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate developer). The joint venture was formed to develop Millennium Tower, a 19-story office and residential tower, located at Second Avenue and Columbia Street in downtown Seattle, Washington. The estimated cost of the 261,000 square foot building is $71 million, approximately 60% of which the venture intends to finance with a construction loan from an institutional lender. Currently, we have invested approximately $4.6 million in the project using proceeds from the Original Offering.

    On September 30, 1998, we invested $5 million to acquire preferred stock in Cypress Communications, Inc., representing a 13.5% fully diluted ownership position in such company. Dividends will be earned on the Company's investment as and when dividends are declared on the preferred stock or any other class of stock in Cypress. The preferred stock will be treated preferentially upon a liquidation of Cypress, should a liquidation occur, and is held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). The voting common stock of

Tenant Communications is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns 99% of the economic interests in Tenant Communications. We used proceeds from the Original Offering for the investment.

    Cypress provides bundled communications services to tenants in multi-tenant commercial buildings. These bundled services include Internet access, video, voice mail and telephone service. By bundling services to multiple tenants in an office building, Cypress can aggregate the traffic of customers and give them the advantage of a cost-effective service with a high level of customer care.

    Effective as of February 28, 1999, the Company, along with Apollo Real Estate Advisors, L.P., Apollo Management, L.P., Thomas H. Lee Company and Rosen Consulting Group (collectively, the "Investor Group"), entered into a Securities Purchase Agreement with Patriot American Hospitality, Inc. and Wyndham International, Inc. (collectively, "Patriot") whereby the Investor Group agreed to invest up to $1 billion in Patriot in exchange for preferred stock. Our commitment represents approximately 15% of the total commitment or a maximum of $150 million, which amount may be reduced to approximately $100 million following a rights offering to current Patriot shareholders. The transaction, which requires the approval of Patriot's shareholders, is expected to close in June, 1999. Patriot may also accept an offer from a competing bidder and, if so, will be obligated to pay the Investor Group a "break-up fee" ranging from $30 million to $50 million. In addition, the Investor Group is to be paid a commitment fee in the amount of $21 million, our portion of which may be taken by us as a reduction in our investment.

CAPITALIZATION

    As of December 31, 1998, our total consolidated mortgage debt was approximately $21.6 million, and our total consolidated mortgage debt plus our proportionate share of total unconsolidated mortgage debt was approximately $56 million. Our current consolidated mortgage indebtedness has a weighted average rate of 8.2%, with maturities ranging from 1999 through 2022, and is secured by some of our properties. Our proportionate share of the current total unconsolidated mortgage debt consists of approximately $34.4 million with a rate of 8.485% and a maturity of 2027 on The Athenaeum Portfolio (in which we hold a 50% interest in the limited liability company that controls the two limited liability companies that hold title to this portfolio). Our total consolidated and unconsolidated fixed rate mortgage debt has a weighted average rate of 8.4%.

    The following table, which includes both consolidated and unconsolidated mortgage debt, summarizes the scheduled amortization of principal and maturities of mortgage loans outstanding.

                                                                         SCHEDULED
                                                                       AMORTIZATION    MATURITIES        TOTAL
                                                                         (DOLLARS       (DOLLARS       (DOLLARS
                                                                       IN THOUSANDS)  IN THOUSANDS)  IN THOUSANDS)
                                                                       -------------  -------------  -------------
1999.................................................................   $       649    $     1,516    $     2,165
2000.................................................................           669             --            669
2001.................................................................           736             --            736
2002.................................................................           751          1,426          2,177
2003.................................................................           808             --            808
Thereafter...........................................................        32,523         16,893         49,416
                                                                       -------------  -------------  -------------
    Total............................................................   $    36,136    $    19,835    $    55,971
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

FUNDS FROM OPERATIONS

    We believe that to facilitate a clear understanding of the operating results of the Company, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors in March 1995, as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income, as an indication of the Company's performance, as a substitute for cash flow or as a measure of our liquidity. The following table presents the calculations of FFO for the period January 21, 1998 (Inception) to December 31, 1998 (dollars in thousands, except per share amounts):

Income before extraordinary items and before minority interest in
  consolidated partnership................................................      $   9,772
Add real estate related depreciation and amortization:
  Consolidated entities...................................................          2,146
  Joint venture entities..................................................          1,441
                                                                                  -------
Funds from operations before minority interest............................         13,359
Company share of consolidated partnership.................................          92.65%
                                                                                  -------
Company funds from operations.............................................      $  12,377
                                                                                  -------
                                                                                  -------
Weighted average number of common shares outstanding (in thousands).......         20,766
                                                                                  -------
                                                                                  -------

PROPERTY INFORMATION

    The following table sets forth the Total Area, the Occupancy Rate (expressed as a percentage), the average annual Base Rent (as defined below) per square foot and the average Net Effective Rent (as defined below) per square foot for each of our properties as of December 31, 1998. Base Rent is gross rent excluding payments by tenants on account of operating expense and real estate tax escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of operating expense and real estate tax escalation charges, less total operating expenses and real estate taxes.

                                                                                                      AVERAGE      AVERAGE
                                                                              TOTAL         %          BASE        NET EFF
PROPERTY                                                                      AREA       LEASED        RENT         RENT
--------------------------------------------------------------------------  ---------  -----------  -----------  -----------
CAMBRIDGE, MA:
215 First Street..........................................................    306,084         99%    $   20.03    $   15.17
One Kendall Square Cinema.................................................     31,641        100%        18.29        13.48
Buildings 100-500.........................................................    222,372         99%        26.11        18.73
Buildings 600/650/700.....................................................    236,661         99%        33.74        24.69
Buildings 1500 & 1700.....................................................     39,707         90%        15.94        11.56
Building 1400.............................................................    133,211        100%        27.23        19.68
                                                                            ---------       -----   -----------  -----------
  Subtotal/Weighted Average...............................................    969,676         99%        25.56        18.75
                                                                            ---------       -----   -----------  -----------
545 Technology Square (NNN)...............................................    144,123        100%        13.35        13.35
549 Technology Square.....................................................     40,377        100%         6.51         4.06
565 Technology Square.....................................................    201,816         90%         6.61         4.08
575 Technology Square.....................................................    165,208        100%         7.32         4.16
The Draper Building (NNN).................................................    474,817        100%         6.16         6.16
                                                                            ---------       -----   -----------  -----------
  Subtotal/Weighted Average...............................................  1,026,341         98%         7.48         6.40
                                                                            ---------       -----   -----------  -----------
  Subtotal/Weighted Average Cambridge, MA.................................  1,996,017         98%        16.29        12.42
                                                                            ---------       -----   -----------  -----------
SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ..............................................................     42,000         78%        13.33         7.32
Brandywine Place..........................................................     66,237         99%        10.99         8.02
Crosspoint Atrium.........................................................    220,212         95%        12.58         6.98
Forest Abrams Place.......................................................     68,827         91%        12.29         6.85
6500 Greenville Avenue....................................................    114,600         90%        12.82         7.08
Northcreek Place II.......................................................    163,303         95%        13.42         7.93
One Glen Lakes............................................................    166,272         94%        15.65        10.07
                                                                            ---------       -----   -----------  -----------
  Subtotal/Weighted Average...............................................    841,451         93%        13.27         7.89
                                                                            ---------       -----   -----------  -----------
R&D/INDUSTRIAL
Park North Business Center................................................     36,885         84%         5.69         4.58
Plaza at Walnut Hill......................................................     88,280         96%         7.34         4.63
Richardson Business Center................................................     66,300        100%         4.39         4.27
Richardson Commerce Centre................................................     60,517        100%         6.89         5.57
Sherman Tech..............................................................     16,176        100%         6.79         4.96
T I Business Park.........................................................     96,902         80%         5.68         4.83
Venture Drive Tech Center.................................................    128,322        100%         4.70         3.56
                                                                            ---------       -----   -----------  -----------
  Subtotal/Weighted Average...............................................    493,382         94%         5.73         4.45
                                                                            ---------       -----   -----------  -----------
  Subtotal/Weighted Average Suburban Dallas, TX...........................  1,334,833         94%        10.46         6.61
                                                                            ---------       -----   -----------  -----------
  Total/Weighted Average Properties.......................................  3,330,850         96%    $   14.02    $   10.16
                                                                            ---------       -----   -----------  -----------
                                                                            ---------       -----   -----------  -----------

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties we owned or had an interest in as of December 31, 1998.

                                                                                  ANNUAL
                                                                                 RENT (3)
                                                    SQUARE      % OF SQUARE      (DOLLARS      % ANNUAL         # OF
                                                   FEET (1)      FEET (2)      IN THOUSANDS)   RENT (4)      TENANTS (5)
                                                  ----------  ---------------  -------------  -----------  ---------------
1999............................................     858,213          25.8%     $    10,725         21.5%           114
2000............................................     459,421          13.8%           6,778         13.6%            97
2001............................................     290,697           8.7%           4,368          8.8%            68
2002............................................     290,323           8.7%           5,497         11.0%            52
2003............................................     437,651          13.1%           7,685         15.4%            50
Thereafter......................................     874,984          26.3%          14,842         29.7%            36
                                                  ----------           ---     -------------       -----            ---
    Total.......................................   3,211,289          96.4%     $    49,895        100.0%           417
                                                  ----------           ---     -------------       -----            ---
                                                  ----------           ---     -------------       -----            ---

------------------------

(1) Total area in square feet covered by such leases.

(2) Percentage of total square feet of our portfolio.

(3) Annualized expiring base rental income represented by such leases in the year of expiration plus the current tenant payments on account of operating expense and real estate tax escalation charges.

(4) Calculated as annual rent divided by the total annual rent.

(5) The number of tenants whose leases will expire.

ENVIRONMENTAL MATTERS

    We believe, based upon internal reviews, environmental site assessments performed by consultants, existing plans to mitigate and monitor the sites and financial commitments of certain prior owners and tenants, that the future costs relating to environmental remediation and compliance will not have a material adverse effect on our financial condition, results of operations, or liquidity.

INFLATION

    Most of our leases require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the risk to the Company of the adverse effects of inflation. Leases also generally vary in term from three years to ten years, further reducing the risk to the Company of the adverse effects of inflation.

YEAR 2000 READINESS DISCLOSURE

    The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. The inability of a computer to properly process dates after 1999 could result in system failures or miscalculations. Such failures in our computers could lead to disruptions in our activities and operations. If we fail, or our significant tenants or vendors fail, to make necessary modifications and conversions on a timely basis to remedy these problems, the Year 2000 issue could have a material adverse effect on the Company and its results of operations or financial position. We believe that our competitors face similar risks in regard to Year 2000.

    We are managing our Year 2000 initiative to minimize any adverse effect on our business operations. We have established a Year 2000 committee to address Year 2000 concerns. The Year 2000 committee has implemented a Year 2000 initiative with the following phases: (i) introducing Year 2000 awareness; (ii) identifying our systems with potential Year 2000 issues; (iii) assessing and budgeting Year 2000 compliance costs; (iv) remediation; (v) testing; (vi) contacting material third parties to assess their Year 2000 compliance; and (vii) developing a contingency plan in case our Year 2000 initiative is not successful.

    We have completed phases (i), (ii) and (iii) of our Year 2000 initiative. We have reviewed our corporate computer operations that consist of recent releases of network systems, accounting, property management and desktop applications. All such systems were installed in 1998. We have contacted the vendors for these systems for assurance that the systems are Year 2000 compliant. We have begun working on phase (iv) and have identified some minor Year 2000 issues that require remediation. Currently, we are awaiting the software updates from the application vendor. All corporate and property financial records are maintained on our corporate accounting system which is Year 2000 compliant. We anticipate that all of our corporate software and hardware systems will be Year 2000 compliant by the end of May, 1999 and will be ready for the testing phase (v).

    We have not incurred any material costs to address our Year 2000 compliance issue. We do not currently expect that the costs incurred in connection with the initiative will have a material adverse impact on our results of operations or financial position.

    We have also been working extensively on phase (vi) of our Year 2000 initiative. Included in the contractual obligations of the third party managers who operate our properties is an undertaking to work with us on our Year 2000 initiative. Our Year 2000 committee has regular communications with our third party managers to determine their Year 2000 compliance status. From this ongoing process, based upon information received to date, we currently believe that our third party managers have taken appropriate steps in regards to Year 2000 compliance with respect to the building systems and the systems of the properties' tenants and vendors.

    We have the right to approve all lease agreements and have reviewed our standard lease form to address Year 2000 compliance issues.

    The inability of the Company, or our tenants or vendors, to be Year 2000 compliant could lead to declining occupancy rates, higher operating expenses and other adverse effects which are not quantifiable at this time. The failure of any of these parties to be Year 2000 compliant could have a material adverse effect on our results of operations or financial position.

    We are currently evaluating the need to have a contingency plan in place in the event we, or our third party property managers, tenants or vendors, do not successfully address Year 2000 compliance issues. We expect to complete our Year 2000 initiative by the end of the third quarter of 1999, including the development of a contingency plan, if needed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

    The following table summarizes our debt obligations outstanding as of December 31, 1998. This information should be read in conjunction with Note 4 to the consolidated financial statements.

                                                    EXPECTED MATURITY DATE
                                      1999       2000       2001       2002       2003     THEREAFTER     TOTAL    FAIR VALUE
                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                                               (DOLLARS IN THOUSANDS)
Liabilities
Long-Term Debt:
Fixed Rate........................  $   1,903  $     392  $     426  $   1,839  $     440   $  16,570   $  21,570   $  21,570
Weighted Average Interest Rate....       8.2%       8.2%       8.2%       8.1%       8.1%        8.6%        8.3%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Information Regarding Nominees and Directors."

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Principal and Management Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and (2)-- The response to this portion of Item 14 is submitted as a separate section of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(a) (3)         See Index to Exhibits included elsewhere in this report.

(b) REPORTS ON FORM 8-K.

    None.

(c) EXHIBITS.

    The Company hereby files as part of this report on Form 10-K the Exhibits listed in the attached Exhibit Index of this report.

(d) FINANCIAL STATEMENT SCHEDULES.

    The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BEACON CAPITAL PARTNERS, INC.

                                By:             /s/ RANDY J. PARKER
                                     -----------------------------------------
                                                  Randy J. Parker
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER

Dated: March 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
    /s/ ALAN M. LEVENTHAL         Chief Executive Officer
------------------------------    and Director (Principal     March 29, 1999
      Alan M. Leventhal           Executive Officer)

     /s/ LIONEL P. FORTIN       President and Chief
------------------------------    Operating Officer, and      March 29, 1999
       Lionel P. Fortin           Director

                                Senior Vice President and
     /s/ RANDY J. PARKER          Chief Financial Officer
------------------------------    (Principal Financial and    March 29, 1999
       Randy J. Parker            Accounting Officer)

     /s/ STEPHEN T. CLARK
------------------------------  Director                      March 29, 1999
       Stephen T. Clark

      /s/ STEVEN SHULMAN
------------------------------  Director                      March 29, 1999
        Steven Shulman

    /s/ SCOTT M. SPERLING
------------------------------  Director                      March 29, 1999
      Scott M. Sperling

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(1) AND (2), (C) AND (D)

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULES

                              FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1998

                         BEACON CAPITAL PARTNERS, INC.

                             BOSTON, MASSACHUSETTS

                           ANNUAL REPORT ON FORM 10-K

                        ITEM 14(A) (1) AND (2) AND 14(D)

                         BEACON CAPITAL PARTNERS, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Beacon Capital Partners, Inc.
  Report of Independent Auditors.....................................................        F-2
  Consolidated Balance Sheet as of December 31, 1998.................................        F-3
  Consolidated Statement of Operations for the period from January 21, 1998
    (Inception) to December 31, 1998.................................................        F-4
  Consolidated Statement of Stockholders' Equity for the period from January 21, 1998
    (Inception) to December 31, 1998.................................................        F-5
  Consolidated Statement of Cash Flows for the period from January 21, 1998
    (Inception) to December 31, 1998.................................................        F-6
  Notes to Consolidated Financial Statements.........................................        F-7

Beacon/PW Kendall LLC
  Report of Independent Auditors.....................................................       F-15
  Consolidated Balance Sheet as of December 31, 1998.................................       F-16
  Consolidated Statement of Operations for the period from April 16, 1998 (Inception)
    to December 31, 1998.............................................................       F-17
  Consolidated Statement of Members' Equity for the period from April 16, 1998
    (Inception) to December 31, 1998.................................................       F-18
  Consolidated Statement of Cash Flows for the period from April 16, 1998 (Inception)
    to December 31, 1998.............................................................       F-19
  Notes to Consolidated Financial Statements.........................................       F-20

Financial Statement Schedules
  Beacon Capital Partners, Inc.
    Schedule III--Real Estate and Accumulated Depreciation...........................        S-1
  Beacon/PW Kendall LLC
    Schedule III--Real Estate and Accumulated Depreciation...........................        S-2

    Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Beacon Capital Partners, Inc.

    We have audited the accompanying consolidated balance sheet of Beacon Capital Partners, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from January 21, 1998 (inception) to December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Capital Partners, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for the period from January 21, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 21, 1999

                         BEACON CAPITAL PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

ASSETS
Real Estate:
  Land............................................................................  $  51,094
  Buildings, improvements and equipment...........................................    165,842
                                                                                    ---------
                                                                                      216,936
  Less accumulated depreciation...................................................      2,168
                                                                                    ---------
                                                                                      214,768

Deferred financing and leasing costs, net of accumulated amortization of $42......        414
Cash and cash equivalents.........................................................    174,647
Restricted cash...................................................................        697
Accounts receivable, net..........................................................      2,697
Other assets......................................................................        641
Investments in and advance to joint ventures and corporations.....................     90,136
                                                                                    ---------
    Total assets..................................................................  $ 484,000
                                                                                    ---------
                                                                                    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable..........................................................  $  21,570
  Accounts payable and accrued expenses...........................................     18,731
                                                                                    ---------
    Total liabilities.............................................................     40,301
                                                                                    ---------

Commitments and contingencies.....................................................         --

Minority interest in consolidated partnership.....................................     54,983
                                                                                    ---------

Stockholders' Equity:
  Preferred stock; $.01 par value, 200,000,000 shares authorized, none issued or
    outstanding...................................................................         --
  Excess stock; $.01 par value, 250,000,000 shares authorized, none issued or
    outstanding...................................................................         --
  Common stock; $.01 par value, 500,000,000 shares authorized, 20,973,932 shares
    issued and outstanding........................................................        210
  Additional paid-in capital......................................................    389,520
  Cumulative net income...........................................................      9,054
  Dividends.......................................................................    (10,068)
                                                                                    ---------
    Total stockholders' equity....................................................    388,716
                                                                                    ---------
    Total liabilities and stockholders' equity....................................  $ 484,000
                                                                                    ---------
                                                                                    ---------

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM JANUARY 21, 1998 (INCEPTION) TO DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Revenues:
  Rental income....................................................................  $  10,643
  Reimbursement of operating expenses and real estate taxes........................      1,721
  Equity in earnings of joint venture..............................................      3,203
  Interest income, including affiliated interest of $1,462.........................     10,736
  Other income.....................................................................        233
                                                                                     ---------
    Total revenues.................................................................     26,536
                                                                                     ---------
Expenses:
  Property operating...............................................................      3,366
  Real estate taxes................................................................      1,863
  General and administrative.......................................................      8,419
  Interest expense.................................................................        906
  Depreciation and amortization....................................................      2,210
                                                                                     ---------
    Total expenses.................................................................     16,764
                                                                                     ---------
Income before minority interest....................................................      9,772
Minority interest in consolidated partnership......................................       (718)
                                                                                     ---------
    Net income.....................................................................  $   9,054
                                                                                     ---------
                                                                                     ---------
Income per common share--basic and diluted.........................................  $    0.44
                                                                                     ---------
                                                                                     ---------
Weighted average number of common shares outstanding (in thousands)................     20,766
                                                                                     ---------
                                                                                     ---------

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM JANUARY 21, 1998 (INCEPTION) TO DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                              ADDITIONAL
                                                    NUMBER OF      COMMON      PAID-IN    CUMULATIVE
                                                      SHARES        STOCK      CAPITAL    NET INCOME   DIVIDENDS     TOTAL
                                                   ------------  -----------  ----------  -----------  ----------  ----------
Issuance of common stock, net....................    20,973,932   $     210   $  389,520   $  --       $   --      $  389,730
Net income.......................................       --           --           --           9,054       --           9,054
Dividends declared ($.48/share)..................       --           --           --                      (10,068)    (10,068)
                                                   ------------       -----   ----------  -----------  ----------  ----------
Balance at December 31, 1998.....................    20,973,932   $     210   $  389,520   $   9,054   $  (10,068) $  388,716
                                                   ------------       -----   ----------  -----------  ----------  ----------
                                                   ------------       -----   ----------  -----------  ----------  ----------

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM JANUARY 21, 1998 (INCEPTION) TO DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................  $   9,054
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..................................................................      2,168
    Amortization..................................................................         42
    Equity in earnings of joint venture...........................................     (3,203)
    Distribution from joint venture...............................................        900
    Minority interest in consolidated partnership.................................        718
  Increase (decrease) in cash arising from changes in operating assets and liabilities:
    Restricted cash...............................................................       (697)
    Accounts receivable...........................................................     (2,697)
    Other assets..................................................................       (641)
    Accounts payable and accrued expenses.........................................      7,341
                                                                                    ---------
      Net cash provided by operating activities...................................     12,985
                                                                                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements.................................   (143,855)
  Payment of deferred leasing costs...............................................       (353)
  Investments in and advance to joint ventures and corporations...................    (87,833)
                                                                                    ---------
      Net cash used in investing activities.......................................   (232,041)
                                                                                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on mortgage notes....................................................       (152)
  Payment of deferred financing costs.............................................       (103)
  Proceeds from loans payable--affiliate..........................................      3,560
  Payment of loans payable--affiliate.............................................     (3,560)
  Sale of Operating Partnership units.............................................      4,228
  Sale of common stock............................................................    417,871
  Offering costs..................................................................    (28,141)
                                                                                    ---------
      Net cash provided by financing activities...................................    393,703
                                                                                    ---------
  Net increase in cash and cash equivalents and balance at end of period..........  $ 174,647
                                                                                    ---------
                                                                                    ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Operating Partnership units to acquire property.......................  $  51,359
Assumption of mortgage debt to acquire property...................................     21,722
                                                                                    ---------
                                                                                    $  73,081
                                                                                    ---------
                                                                                    ---------

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

1. ORGANIZATION

    Beacon Capital Partners, Inc. ("BCP") was incorporated on January 21, 1998 as a Massachusetts corporation (the "Formation"), and was initially capitalized through loans from the two founders of BCP, Messrs. Leventhal and Fortin. The loans were repaid in May 1998. BCP intends to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. BCP was established to conduct real estate investment and development activities and currently operates in one segment.

    On March 17, 1998, BCP was reincorporated as a Maryland corporation and on March 20, 1998 it completed an initial private offering (the "Original Offering") in accordance with Section 4(2) of the Securities Act. BCP initially issued 17,360,769 common shares with proceeds, net of expenses, of $323,110. In April, 1998, 3,613,163 additional shares were issued through the exercise of the underwriter's over-allotment, with proceeds, net of expenses, of $66,620.

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole general partner of, and, as of December 31, 1998, holds approximately 88% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in the accompanying consolidated financial statements. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

    The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of BCP and its majority-owned subsidiary, Beacon Capital Partners, L.P. BCP consolidates all wholly-owned subsidiaries and those majority-owned subsidiaries in which it exercises control. BCP uses the equity method of accounting for its investments and earnings in joint ventures and corporations in which BCP shares influence over, but does not control, operating and financial policy. BCP uses the cost method of accounting to account for its investments and earnings in entities in which BCP does not influence operating and financial policy. Losses in excess of investments are not recorded where BCP is under no legal obligation and has neither guaranteed nor intends to provide any future financial support to the respective investment. All significant intercompany transactions and balances have been eliminated in consolidation.

    Minority interest in consolidated partnership represents Operating Partnership units not held by BCP. As of December 31, 1998, $51,359 in units had been issued in connection with the purchase of the property known as Technology Square and The Draper Building, and $4,228 in units had been issued to Messrs. Leventhal's and Fortin's family trusts for cash.

USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

REAL ESTATE

    Buildings are recorded at cost and are depreciated on the straight-line method over their estimated useful life of forty years. The cost of buildings includes the purchase price of the property, legal fees, and other acquisition and development costs. Acquisition and development costs generally consist of third party costs and internal direct costs. Internal costs relating to the acquisition of operating properties are expensed as incurred.

    BCP measures impairment in accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

    Furniture, fixtures and equipment are depreciated using the straight-line method over their expected useful lives of three to ten years.

DEFERRED FINANCING AND LEASING COSTS

    Deferred financing costs are fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective loans. Deferred leasing costs are fees and costs incurred in the successful negotiation of leases, including brokerage, legal and other costs, and are being amortized on a straight-line basis over the terms of the respective leases.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of short-term, highly liquid assets with original maturities of three months or less from the date of purchase.

RESTRICTED CASH

    Restricted cash consists of cash held in escrow as required by lenders to satisfy real estate taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    BCP is required to disclose the fair values of financial instruments for which it is practicable to estimate such fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 1998 and require varying degrees of management judgment. The fair values of financial instruments presented may not be indicative of amounts BCP could realize on the disposition of the financial instruments.

    Cash, cash equivalents and restricted cash are carried at an amount, which due to their nature, approximates fair value.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    BCP computes the fair value of its mortgage notes payable based upon the discounted cash flows at a discount rate that approximates BCP's effective borrowing rate. BCP has determined that the fair value of its mortgage notes approximates their carrying value.

REVENUE RECOGNITION

    Revenues are recognized when earned and the amounts can be reasonably estimated on the accrual basis of accounting. Rental income from operating leases is recognized on a straight-line basis over the life of the lease agreements.

INCOME TAXES

    BCP intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. BCP will make such election on its initial Federal return for the taxable year ended December 31, 1998. As a result of such election, BCP will generally not be subject to Federal income taxes to the extent that it makes timely distributions to its shareholders at least equal to its taxable income and meets certain other requirements for qualification as a real estate investment trust.

    BCP has indicated that it may acquire and operate businesses that do not satisfy the REIT qualification tests prescribed by the Internal Revenue Code. Transactions that give rise to such assets and income are expected to be owned through a C corporation known as a "paper clip", the shares of which entity would be distributed to BCP's stockholders, or through a taxable corporate subsidiary in which BCP would hold the majority of economic interest but less than 10% of the voting power. Such C corporations, if formed, will be subject to Federal, state and local taxation.

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

EARNINGS PER COMMON SHARE

    The computation of earnings per common share is based upon the weighted average number of shares of common stock outstanding during the periods subsequent to the Original Offering. As BCP has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for years beginning after June 15, 1999. BCP does not believe that the adoption of FAS 133 will have a material impact on BCP's financial position or results of operations.

3. INVESTMENTS IN AND ADVANCE TO JOINT VENTURES AND CORPORATIONS

    The investments in and advance to joint ventures and corporations represents the Company's interest in (i) a joint venture known as "Beacon/PW Kendall LLC",
(ii) a joint venture with Mathilda Partners LLC ("Mathilda Research Centre"),
(iii) a joint venture with HA L.L.C. ("Millennium Tower"), and (iv) an investment in preferred stock of Cypress Communications, Inc. ("Cypress").

    A reconciliation of the underlying net assets to the Company's carrying value of property investments in and advance to joint ventures and corporations is as follows:

                                                   BEACON/PW   MATHILDA                     CYPRESS
                                                    KENDALL    RESEARCH   MILLENNIUM    COMMUNICATIONS,
                                                      LLC       CENTRE       TOWER           INC.           TOTAL
                                                  -----------  ---------  -----------  -----------------  ---------
BCP, L.P. equity interest (including accumulated
  earnings, net of distributions)...............   $  63,791   $  17,079   $   4,018                      $  84,888
Investments in preferred stock..................                                           $   5,000          5,000
Acquisition costs...............................          42          41         112              53            248
                                                  -----------  ---------  -----------         ------      ---------
Carrying value of investments in and advance to
  joint ventures and corporations...............   $  63,833   $  17,120   $   4,130       $   5,053      $  90,136
                                                  -----------  ---------  -----------         ------      ---------
                                                  -----------  ---------  -----------         ------      ---------

THE ATHENAEUM PORTFOLIO

    Beacon/PW Kendall LLC was formed on April 16, 1998 and is jointly owned by the Company and PW Acquisitions IX, LLC, an affiliate of PaineWebber. Initially each member made a $5,000 contribution and the Company provided a loan to the joint venture of approximately $117,000. The joint venture acquired The Athenaeum Portfolio, an eleven building, 970,000 square foot mixed-use portfolio located in Cambridge, Massachusetts. In August 1998, the Company and PW Acquisitions IX, LLC each made equity

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. INVESTMENTS IN AND ADVANCE TO JOINT VENTURES AND CORPORATIONS (CONTINUED) contributions of approximately $58,500, which were used to repay the Company's loan receivable. Summarized financial information for this joint venture follows:

                                                                                                 FOR THE PERIOD
                                                                                               ENDED DECEMBER 31,
                                                                                                      1998
                                                                                               -------------------
Gross revenue................................................................................      $    19,130
Expenses.....................................................................................           13,983
                                                                                                       -------
Income before depreciation and amortization..................................................            5,147
Depreciation and amortization................................................................            2,675
                                                                                                       -------
Net income...................................................................................      $     2,472
                                                                                                       -------
                                                                                                       -------

                                                                                                 DECEMBER 31, 1998
                                                                                                 -----------------
Real estate and equipment, net......................................................                $   193,148
Cash and cash equivalents...........................................................                      4,916
Other assets........................................................................                      2,317
                                                                                                       --------
Total assets........................................................................                $   200,381
                                                                                                       --------
                                                                                                       --------
Mortgage note payable...............................................................                $    68,804
Accounts payable and accrued expenses...............................................                      3,885
Minority interest...................................................................                          6
Members' equity (including accumulated earnings of $2,472):
  Company's share of equity.........................................................  $  63,791
  Other member's share of equity....................................................     63,895
                                                                                      ---------
Total members' equity...............................................................                    127,686
                                                                                                       --------
Total liabilities and members' equity...............................................                $   200,381
                                                                                                       --------
                                                                                                       --------

MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, California, on which the venture plans to construct Mathilda Research Centre. The estimated cost of the 267,000 square foot development is approximately $57,000. In addition to funding approximately 35% of the development costs (including the acquisition of the land) from cash contributions, the venture intends to finance the balance with a construction loan from an institutional lender.

MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, to develop a high-rise building in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. INVESTMENTS IN AND ADVANCE TO JOINT VENTURES AND CORPORATIONS (CONTINUED)
33 1/3% of the equity required, respectively. Land has been contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company has agreed to fund the first $19,000 of cash requirements for the venture. The venture intends to finance the balance of development costs from a construction loan with an institutional lender. The estimated cost of the project is $71,000, including the value of the land.

CYPRESS COMMUNICATIONS, INC.

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

4. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignment of leases total $21,570. The mortgage notes payable have fixed interest rates ranging from 7.75% to 9.25% and maturities ranging from December 1999 to October 2022. The net book value of the mortgaged assets is $60,953 at December 31, 1998. Cash paid for interest approximates $742 for the period ended December 31, 1998. Future minimum principal payments due during the next five years and thereafter are as follows:

1999...............................................................  $   1,903
2000...............................................................        392
2001...............................................................        426
2002...............................................................      1,839
2003...............................................................        440
Thereafter.........................................................     16,570
                                                                     ---------
Total..............................................................  $  21,570
                                                                     ---------
                                                                     ---------

5. STOCK INCENTIVE PLAN

    The Company has adopted a Stock Incentive Plan, which authorizes the grant of options to purchase shares of common stock and other stock-based awards to the Company's executive officers, independent directors, employees and other key persons. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Administrator").

    The maximum number of shares of common stock reserved and available for issuance under the Stock Incentive Plan is such aggregate number of shares as does not exceed the sum of (i) 12% of the outstanding equity interests in the Company (including common stock and units subject to redemption rights) as determined as of the final original offering closing date plus (ii) as of the last business day of each calendar quarter ending after the final original offering closing date, an additional positive number

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

5. STOCK INCENTIVE PLAN (CONTINUED)
equal to 10% of any net increase of outstanding equity interests in the Company. As of December 31, 1998 2,796,726 shares of common stock has been reserved.

    The Stock Incentive Plan permits the granting of (i) options to purchase common stock intended to qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code and (ii) options that do not so qualify ("Non-Qualified Options"). The option exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant in the case of Incentive Options, and may not be less than 25% of the fair market value of the common stock on the date of grant in the case of Non-Qualified Options. The term of each option will be fixed and may not exceed ten years from date of grant in the case of an Incentive Option. The Administrator will determine at what time or times each option may be exercised and, subject to the provisions of the Stock Incentive Plan, the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options may be made exercisable in installments, and the exercise of options may be accelerated by the Administrator.

    Changes in options outstanding under the Stock Incentive Plan during the period were as follows:

                                                                                     NUMBER OF
                                                                                   SHARES UNDER   PER SHARE OPTION
                                                                                      OPTION       PRICE--AVERAGE
                                                                                   -------------  -----------------
Granted at Initial Private Offering..............................................       649,500       $   20.00
Granted March 20--December 31, 1998..............................................     1,730,250           19.96
Canceled March 20--December 31, 1998.............................................       --               --
                                                                                   -------------
Shares under option at December 31, 1998.........................................     2,379,750           19.97
                                                                                   -------------
                                                                                   -------------
Options available for grant at end of period.....................................       416,976
                                                                                   -------------
                                                                                   -------------

    The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on the fair value at the date of grant. Although SFAS No. 123 requires the presentation of pro forma information to reflect the fair value method of accounting for employee stock option grants, such information has not been presented because the pro forma effects are not material.

6. LONG-TERM INCENTIVE PLAN

    The Company has adopted a Long-Term Incentive Plan which is designed to reward certain members of management for growth of the Company's Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, in excess of a specified benchmark. If the Company's Funds from Operations exceeds the specified benchmark, management will be entitled to receive an incentive return which shall be calculated on December 31, 2001 (the "Determination Date").

    The incentive return shall equal the product of (A) 12% of the dollar amount by which (i) the Actual Return, as defined, exceeds (ii) the Base Return, as defined, multiplied by (B) the weighted average of shares of common stock and units outstanding for the 12 months immediately preceding the Determination Date multiplied by (C) the Company's Multiple, as defined.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

6. LONG-TERM INCENTIVE PLAN (CONTINUED)
    The Long-Term Incentive Plan has taken the form of a convertible unit which was issued on March 16, 1998 to an affiliated organization in connection with the closing of the original offering. The convertible unit is convertible at the Determination Date into a certain number of incentive units in the Operating Partnership with a fair market value equal to the amount of the incentive return. No amount has been earned with respect to the Long-Term Incentive Plan.

7. LEASES

    Minimum future rentals under operating leases in effect at December 31, 1998 are summarized as follows:

1999...............................................................  $  16,826
2000...............................................................     12,627
2001...............................................................     10,082
2002...............................................................      5,842
2003...............................................................      2,733
Thereafter.........................................................      3,781
                                                                     ---------
Total..............................................................  $  51,891
                                                                     ---------
                                                                     ---------

    Terms of leases range from one to fifteen years and in certain cases provide for operating expense reimbursement, real estate tax escalations and increases in minimum rents.

8. RENTAL EXPENSE

    The Company leases office space under operating leases which expire on June 30, 2000 and March 31, 2003. Rental expense under the leases was $523 for the period ended December 31, 1998. Future minimum payments will be $2,960.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited quarterly results of operations of the Company for the period from January 21, 1998 (Inception) to December 31, 1998.

                                                                              FIRST       SECOND       THIRD      FOURTH
                                                                             QUARTER      QUARTER     QUARTER     QUARTER
                                                                           -----------  -----------  ---------  -----------
Revenues.................................................................   $     584    $   6,211   $  10,000   $   9,741
Income (loss) before minority interest...................................        (387)       4,422       2,903       2,834
Net income (loss)........................................................        (387)       4,355       2,581       2,505
Income (loss) per common share--basic and diluted........................        (.02)         .21         .12         .12

                         REPORT OF INDEPENDENT AUDITORS

To the Members of Beacon/PW Kendall LLC

    We have audited the accompanying consolidated balance sheet of Beacon/PW Kendall LLC as of December 31, 1998 and the related consolidated statements of operations, members' equity and cash flows for the period from April 16, 1998 (inception) to December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon/PW Kendall LLC at December 31, 1998, and the consolidated results of its operations and its cash flows for the period from April 16, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
January 8, 1999

                             BEACON/PW KENDALL LLC

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

ASSETS
Real Estate
  Land............................................................................  $  35,773
  Buildings, improvements and equipment...........................................    160,043
                                                                                    ---------
                                                                                      195,816
Less accumulated depreciation.....................................................      2,668
                                                                                    ---------
                                                                                      193,148

Deferred financing and leasing costs, net of accumulated amortization of $7.......        252
Cash and cash equivalents.........................................................        425
Restricted cash...................................................................      4,491
Accounts receivable, net..........................................................      1,949
Other assets......................................................................        116
                                                                                    ---------
      Total assets................................................................  $ 200,381
                                                                                    ---------
                                                                                    ---------

LIABILITIES AND MEMBERS' EQUITY
Liabilities:
  Mortgage note payable...........................................................  $  68,804
  Accounts payable and accrued expenses...........................................      3,885
                                                                                    ---------
      Total liabilities...........................................................     72,689
                                                                                    ---------
Commitments and contingencies.....................................................         --

Minority interest.................................................................          6
                                                                                    ---------
Members' Equity:
  Members' equity.................................................................    125,214
  Cumulative net income...........................................................      2,472
                                                                                    ---------
      Total members' equity.......................................................    127,686
                                                                                    ---------
      Total liabilities and members' equity.......................................  $ 200,381
                                                                                    ---------
                                                                                    ---------

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE PERIOD FROM APRIL 16, 1998 (INCEPTION) TO DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

Revenues:
  Rental income...............................................................    $  13,368
  Reimbursement of operating expenses and real estate taxes...................        4,997
  Interest and other income...................................................          765
                                                                                -------------
    Total revenues............................................................       19,130
                                                                                -------------
Expenses:
  Property operating..........................................................        3,990
  Real estate taxes...........................................................        2,559
  Interest expense, including affiliated interest of $3,481...................        7,434
  Depreciation and amortization...............................................        2,675
                                                                                -------------
    Total expenses............................................................       16,658
                                                                                -------------
    Net income................................................................    $   2,472
                                                                                -------------
                                                                                -------------

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
      FOR THE PERIOD FROM APRIL 16, 1998 (INCEPTION) TO DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                                           BEACON           PW
                                                                          CAPITAL      ACQUISITIONS
                                                                         PARTNERS,          IX,
                                                                            L.P.            LLC          TOTAL
                                                                        ------------  ---------------  ----------
Contribution of members' equity.......................................   $   63,507     $    63,507    $  127,014
Net income............................................................        1,184           1,288         2,472
Distribution..........................................................         (900)           (900)       (1,800)
                                                                        ------------        -------    ----------
Balance at December 31, 1998..........................................   $   63,791     $    63,895    $  127,686
                                                                        ------------        -------    ----------
                                                                        ------------        -------    ----------

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE PERIOD FROM APRIL 16, 1998 (INCEPTION) TO DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................................  $   2,472
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.................................................................      2,668
    Amortization.................................................................          7
  Increase (decrease) in cash arising from changes in operating assets and liabilities:
    Restricted cash..............................................................     (4,491)
    Accounts receivable..........................................................     (1,949)
    Other assets.................................................................       (116)
    Accounts payable and accrued expenses........................................      3,885
                                                                                   ---------
      Net cash provided by operating activities..................................      2,476
                                                                                   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements................................   (126,698)
  Payment of deferred leasing costs..............................................       (228)
                                                                                   ---------
      Net cash used in investing activities......................................   (126,926)
                                                                                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from BCP, L.P.........................................................    117,014
  Repayment of advances from BCP, L.P............................................   (117,014)
  Repayments on mortgage note....................................................       (314)
  Payment of deferred financing costs............................................        (31)
  Contributions from members.....................................................    127,014
  Contributions from minority interests..........................................          6
  Distribution to members........................................................     (1,800)
                                                                                   ---------
      Net cash provided by financing activities..................................    124,875
                                                                                   ---------
  Net increase in cash and cash equivalents and balance at end of period.........  $     425
                                                                                   ---------
                                                                                   ---------
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest...........................................................  $   7,126
                                                                                   ---------
                                                                                   ---------
NONCASH ITEMS:
Mortgage note assumed in connection with real estate acquisition.................  $  69,118
                                                                                   ---------
                                                                                   ---------

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION

    Beacon/PW Kendall LLC (the "Company") was formed on April 16, 1998 as a Delaware limited liability company. The members of the Company are Beacon Capital Partners, L.P. and PW Acquisitions IX, LLC (the "Members"). Each of the Members holds a fifty percent economic interest in the Company and each has made a $63,507 equity contribution. Beacon Capital Partners, L.P. is the managing member of the Company. Beacon Capital Partners, L.P. and PW Acquisitions IX, LLC made their initial equity contributions on May 1, 1998 and May 20, 1998, respectively. Net operating activity for the period May 1, 1998 through May 20, 1998 has been allocated one hundred percent to Beacon Capital Partners, L.P.

    The Company is the sole member of One Kendall LLC. One Kendall LLC has invested in certain land, buildings, and improvements in Cambridge, Massachusetts.

    The Company is the managing member of Kendall Athenaeum LLC, holding a 99% economic interest. Kendall Athenaeum LLC and the Company are the members of Cambridge Athenaeum LLC, holding 1% and 99% economic interests, respectively. Kendall Athenaeum LLC is the managing member of Cambridge Athenaeum LLC. Cambridge Athenaeum LLC has invested in certain other land, buildings and improvements in Cambridge, Massachusetts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

    The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company, its wholly-owned subsidiary One Kendall LLC and its direct and indirect majority-owned subsidiaries, Kendall Athenaeum LLC, and Cambridge Athenaeum LLC. The Company consolidates all wholly-owned subsidiaries and those majority-owned subsidiaries in which it exercises control. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

REAL ESTATE

    Buildings are recorded at cost and are depreciated on the straight-line method over their estimated useful life of forty years. The cost of buildings includes the purchase price of the property, legal fees, and other acquisition costs. Acquisition costs associated with the purchase of new property consist of third party costs and have been capitalized to the appropriate assets.

    The Company measures impairment in accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment are

                             BEACON/PW KENDALL LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (CONTINUED)

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

    Equipment is depreciated using the straight-line method over their expected useful lives of three to ten years.

DEFERRED FINANCING AND LEASING COSTS

    Deferred financing costs are fees and costs incurred to obtain long-term financing and are being amortized over the term of the respective loan. Deferred leasing costs are fees and costs incurred in the successful negotiation of leases, including brokerage, legal and other costs and are being amortized on a straight-line basis over the terms of the respective leases.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of short-term, highly liquid assets with original maturities of three months or less from the date of purchase.

RESTRICTED CASH

    Restricted cash consists of funds held in escrow as required by lenders to settle real estate taxes and various other expenses associated with the operations of the properties.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company is required to disclose the fair values of financial instruments for which it is practicable to estimate such fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 1998 and require varying degrees of management judgment. The fair values of financial instruments presented may not be indicative of amounts the Company could realize on the disposition of the financial instruments.

    Cash, cash equivalents and restricted cash are carried at an amount, which due to their nature, approximates fair value.

    The Company computes the fair value of its mortgage note payable based upon the discounted cash flows at a discount rate that approximates the Company's effective borrowing rate. The Company has determined that the fair value of its mortgage note approximates its carrying value.

REVENUE RECOGNITION

    Revenues are recognized when earned and the amounts can be reasonably estimated on the accrual basis of accounting. Rental income from operating leases is recognized on a straight-line basis over the life of the lease agreements.

                             BEACON/PW KENDALL LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (CONTINUED)

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    As limited liability companies, the Company and its consolidated subsidiaries are deemed to be partnerships for federal and state income tax purposes. As such, no provision or credit has been made in the accompanying financial statements for federal or state income taxes since the Members are required to include their respective share of profits or losses in their own tax returns.

3. MORTGAGE NOTE PAYABLE

    The mortgage note payable represents a first mortgage note assumed with the purchase of certain land, buildings and improvements by Cambridge Athenaeum LLC. The first mortgage note is due January 11, 2027, with principal and interest payments due monthly. The interest rate on the mortgage note is 8.485%. The net book value of the mortgaged assets is $128,126 at December 31, 1998. Future minimum principal payments due during the next five years and thereafter are as follows:

1999...............................................................  $     524
2000...............................................................        554
2001...............................................................        620
2002...............................................................        676
2003...............................................................        736
Thereafter.........................................................     65,694
                                                                     ---------
Total..............................................................  $  68,804
                                                                     ---------
                                                                     ---------

4. TRANSACTIONS WITH RELATED PARTIES

    Beacon Capital Partners, L.P. advanced $117,014 to the Company to fund the acquisition of the certain land and buildings in Cambridge, Massachusetts owned by One Kendall LLC and Cambridge Athenaeum LLC. On August 28, 1998, this advance was repaid with equity contributions by the Members.

5. LEASES

    Minimum future rentals under operating leases in effect at December 31, 1998 are summarized as follows:

1999...............................................................  $  17,138
2000...............................................................     14,861
2001...............................................................     13,200
2002...............................................................     11,711
2003...............................................................      7,667
Thereafter.........................................................     15,774
                                                                     ---------
Total..............................................................  $  80,351
                                                                     ---------
                                                                     ---------

                             BEACON/PW KENDALL LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (CONTINUED)

                             (DOLLARS IN THOUSANDS)

5. LEASES (CONTINUED)
    Terms of the leases range from one to twenty years and provide for operating expense reimbursement, real estate tax escalations, and in certain cases, percentage rent and increases in minimum rent. For the year ended December 31, 1998, three tenants represented approximately 13%, 20%, and 13%, respectively, of total rental income.

                                  SCHEDULE III
                         BEACON CAPITAL PARTNERS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                   GROSS AMOUNT AT WHICH
                                                                     SUBSEQUENT TO ACQUISITION            CARRIED
                                                INITIAL COST                                         AT CLOSE OF PERIOD
                                          ------------------------  ----------------------------  ------------------------
                                                     BUILDINGS AND                BUILDINGS AND              BUILDINGS AND
DESCRIPTION               ENCUMBRANCES      LAND     IMPROVEMENTS      LAND       IMPROVEMENTS      LAND     IMPROVEMENTS
-----------------------  ---------------  ---------  -------------     -----     ---------------  ---------  -------------
COMMERCIAL AND
  INDUSTRIAL PROPERTIES
Technology Square & The
  Draper Building,
  Cambridge, MA........     $      --     $  36,162    $  87,172     $      --      $     796     $  36,162    $  87,968
Dallas Office and
  Industrial Portfolio,
  Dallas, TX...........        21,570        14,932       77,083            --            329        14,932       77,412
                              -------     ---------  -------------         ---         ------     ---------  -------------
Total..................     $  21,570     $  51,094    $ 164,255     $      --      $   1,125     $  51,094    $ 165,380
                              -------     ---------  -------------         ---         ------     ---------  -------------
                              -------     ---------  -------------         ---         ------     ---------  -------------


                                                                                 LIFE ON WHICH
                                                                                DEPRECIATION IN
                                                     DATE OF                     LATEST INCOME
                                     ACCUMULATED   CONSTRUCTION/    DATE           STATEMENT
DESCRIPTION                TOTAL    DEPRECIATION    RENOVATION    ACQUIRED        IS COMPUTED
-----------------------  ---------  -------------  ------------  -----------  -------------------
COMMERCIAL AND
  INDUSTRIAL PROPERTIES
Technology Square & The
  Draper Building,
  Cambridge, MA........  $ 124,130    $   1,131      1962-1976      6/24/98              (1)
Dallas Office and
  Industrial Portfolio,
  Dallas, TX...........     92,344          985      1975-1996       7/1/98              (1)
                         ---------       ------
Total..................  $ 216,474    $   2,116
                         ---------       ------
                         ---------       ------
                                (2)          (2)

(1) Depreciaton of building, improvements and personal property is calculated over the following useful lives using the straight-line method.

   Buildings and improvements--40 years

   Tenant improvements--over the terms of the related leases

   Personal property--3 to 10 years

(2) Included in the BCP financial statements are corporate equipment and improvements which are not included in this schedule.

The aggregate cost for federal income tax purposes was approximately $155,154 at December 31, 1998.

The changes in total real estate assets and accumulated depreciation for the period January 21, 1998 (Inception) to December 31, 1998 are as follows:

                       REAL ESTATE ASSETS                                             ACCUMULATED DEPRECIATION
----------------------------------------------------------------  ----------------------------------------------------------------
Balance, beginning of period.................      $      --      Balance, beginning of period.................      $      --
Acquisitions, construction costs and
  improvements...............................        216,474      Depreciation for period......................          2,116
                                                    --------                                                          --------
Balance, end of period.......................      $ 216,474      Balance, end of period.......................      $   2,116
                                                    --------                                                          --------
                                                    --------                                                          --------

                                  SCHEDULE III
                             BEACON/PW KENDALL LLC
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                   GROSS AMOUNT AT WHICH
                                                                     SUBSEQUENT TO ACQUISITION            CARRIED
                                                INITIAL COST                                         AT CLOSE OF PERIOD
                                          ------------------------  ----------------------------  ------------------------
                                                     BUILDINGS AND                BUILDINGS AND              BUILDINGS AND
DESCRIPTION               ENCUMBRANCES      LAND     IMPROVEMENTS      LAND       IMPROVEMENTS      LAND     IMPROVEMENTS
-----------------------  ---------------  ---------  -------------     -----     ---------------  ---------  -------------
COMMERCIAL PROPERTIES
The Athenaeum
  Portfolio, Cambridge,
  MA...................     $  68,804     $  35,773    $ 159,729     $      --      $     314     $  35,773    $ 160,043
                              -------     ---------  -------------         ---         ------     ---------  -------------
                              -------     ---------  -------------         ---         ------     ---------  -------------


                                                                                 LIFE ON WHICH
                                                                                DEPRECIATION IN
                                                     DATE OF                     LATEST INCOME
                                     ACCUMULATED   CONSTRUCTION/    DATE           STATEMENT
DESCRIPTION                TOTAL    DEPRECIATION    RENOVATION    ACQUIRED        IS COMPUTED
-----------------------  ---------  -------------  ------------  -----------  -------------------
COMMERCIAL PROPERTIES
The Athenaeum
  Portfolio, Cambridge,
  MA...................  $ 195,816    $   2,668      1885-1994       5/1/98              (1)
                         ---------       ------
                         ---------       ------

(1) Depreciaton of building, improvements and personal property is calculated over the following useful lives using the straight line method.

   Buildings and improvements--40 years

   Tenant improvements--over the terms of the related leases

   Personal property--3 to 10 years

The aggregate cost for federal income tax purposes was approximately $195,816 at December 31, 1998.

The changes in total real estate assets and accumulated depreciation for the period April 16, 1998 (Inception) to December 31, 1998 are as follows:

                       REAL ESTATE ASSETS                                             ACCUMULATED DEPRECIATION
----------------------------------------------------------------  ----------------------------------------------------------------
Balance, beginning of period.................      $      --      Balance, beginning of period.................      $      --
Acquisitions, construction costs and
  improvements...............................        195,816      Depreciation for period......................          2,668
                                                    --------                                                          --------
Balance, end of period.......................      $ 195,816      Balance, end of period.......................      $   2,668
                                                    --------                                                          --------
                                                    --------                                                          --------

                                 EXHIBIT INDEX

    Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

EXHIBIT
   NO.                                                    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------------
     1.1   Placement Agent Agreement between NationsBanc Montgomery Securities LLC and the Company, as amended.(1)
     2.1   Agreement and Plan of Merger by and between the Predecessor and the Company.(1)
     3.1   Articles of Incorporation.(1)
     3.2   Certificate of Correction to Articles of Incorporation.(1)
     3.3   Amended and Restated By-laws.(1)
     3.4   Agreement of Limited Partnership of Beacon Capital Partners, L.P.(2)
     3.5   First Amendment to Agreement of Limited Partnership.(2)
     4.1   Specimen certificate for shares of Common Stock, $.01 par value, of the Company.(1)
    10.1   Employment and Non-Competition Agreement for Alan M. Leventhal.(1)
    10.2   Employment and Non-Competition Agreement for Lionel P. Fortin.(1)
    10.3   Beacon Capital Partners 1998 Stock Option and Incentive Plan.(1)
    10.4   Form of Indemnification Agreement between the Registrant and its directors and executive officers.(1)
    10.5   Purchase and Sale Contract between Eastern Properties Master LLC and the Registrant.(1)
    10.6   Contract of Sale for Bank One Building.(2)
    10.7   Contract of Sale for 6500 Greenville Building.(2)
    10.8   Contract of Sale for North Creek II Building.(2)
    10.9   Contract of Sale for One Glen Lakes Building.(2)
    10.10  Contract of Sale for Crosspoint Atrium Building.(2)
    10.11  Contract of Sale for Brandywine Place Building.(2)
    10.12  Contract of Sale for Forest Abrams Building.(2)
    10.13  Contract of Sale for Sherman Tech Building.(2)
    10.14  Contract of Sale for Venture Tech Building.(2)
    10.15  Contract of Sale for Plaza at Walnut Building.(2)
    10.16  Contract of Sale for Richardson BC Building.(2)
    10.17  Contract of Sale for Park North SC Building.(2)
    10.18  Contract of Sale for TI Business Center.(2)
    10.19  Contract of Sale for Richardson CC Building.(2)
    21.1   Subsidiaries of the Registrant.
    24.    Power of Attorney.(1)
    27.    Financial Data Schedule

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on June 16, 1998.

(2) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on August 21, 1998.