Form 10-K405/A
period 1998-12-31
BEACON CAPITAL PARTNERS INC
filed 1999-04-30
CIK 1063893

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  --------------------------------------------


                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

                                                        OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                                          Commission file number: 0-25323

                          BEACON CAPITAL PARTNERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MARYLAND                               04-3403281
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

    ONE FEDERAL STREET, 26TH FLOOR, BOSTON, MASSACHUSETTS              02110
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)

       Registrant's telephone number, including area code: (617) 457-0400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         The Registrant's Common Stock trades only in the PORTAL Market. There is no established public trading market for the Registrant's Common Stock. Because there is no public trading market for the Common Stock, it is not possible to accurately estimate the aggregate market value of the Common Stock.

         As of March 19, 1999, there were 20,973,932 shares of the Registrant's Common Stock outstanding.

         Part III, Items 10, 11, 12 and 13 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 1999 is hereby amended and restated in full as follows:

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION REGARDING THE EXECUTIVE OFFICERS

         The following table and biographical descriptions set forth certain information with respect to our directors, as well as our executive officers who are not directors, based on information furnished to us by the directors and the executive officers. There is no family relationship between any director or executive officer of the Company.

NAME                                       AGE                         POSITION(S) HELD

Alan M. Leventhal.....................     46        Chairman of the Board of Directors and Chief Executive
                                                     Officer
Lionel P. Fortin......................     55        President, Chief Operating Officer and Director
William A. Bonn.......................     47        Senior Vice President and General Counsel
Jeremy B. Fletcher....................     49        Senior Vice President of BCP and Chief Executive
                                                     Beacon Capital Partners West, a division of BCP
John Halsted..........................     34        Senior Vice President of BCP and Chief Investment
                                                     Officer of Beacon Venture Partners, Inc.
Douglas S. Mitchell...................     56        Senior Vice President--Development
Erin R. O'Boyle.......................     39        Senior Vice President and Chief Investment Officer
Randy J. Parker.......................     40        Senior Vice President and Chief Financial Officer
Thomas Ragno..........................     37        Senior Vice President--Management and Leasing
E. Valjean Wheeler....................     54        Senior Vice President of BCP and Chief Executive
                                                     Beacon Capital Partners Central, a division of BCP
Stephen T. Clark......................     43        Director
Steven Shulman........................     58        Director
Scott M. Sperling.....................     41        Director


        The principal occupation for the last five years of each of the Directors and Executive Officers, as well as other related information, is set forth below.

Class I - Term expires in 1999.

        ALAN M. LEVENTHAL. Mr. Leventhal is co-founder of BCP and serves as Chairman, a Class I Director with a term expiring in 1999, and Chief Executive Officer. Prior to founding BCP, Mr. Leventhal served as President and Chief Executive Officer of Beacon Properties Corporation ("Beacon Properties"), one of the largest REITs in the United States. Beacon Properties' portfolio included 124 office properties nationwide, comprising approximately 18.8 million square feet. Beacon Properties was merged with Equity Office Properties Trust in December 1997. Mr. Leventhal received his Bachelor's degree in Economics from Northwestern University in 1974 and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College in 1976. Mr. Leventhal is a Trustee of Boston University and the New England Aquarium Corporation and recently served as First Vice Chair of the National Association of Real Estate Investment Trusts ("NAREIT"). He is also a member of the Visiting Committee of Northwestern University and the Board of Overseers of WGBH, Beth Israel Deaconess

Medical Center, and the Museum of Science in Boston. Mr. Leventhal has lectured at the Amos Tuck School of Business Administration at Dartmouth College and the Massachusetts Institute of Technology Center for Real Estate. Mr. Leventhal has been awarded the Realty Stock Review's "Outstanding CEO Award" for 1996, 1997 and 1998 and the Commercial Property News' "Office Property Executive of the Year" for 1996.

Class II Directors - Term to expire in 2000.

         LIONEL P. FORTIN. Mr. Fortin is co-founder of BCP and serves as President, Chief Operating Officer, and a Class II Director with a term expiring in 2000. He served as Executive Vice President, Chief Operating Officer and a Director of Beacon Properties. From May 1994 through February 1995, Mr. Fortin served as Chief Financial Officer of Beacon Properties. Mr. Fortin has lectured at the Massachusetts Institute of Technology Center for Real Estate. Mr. Fortin graduated from Bentley College in 1968 and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

         STEPHEN T. CLARK. Mr. Clark serves as a Class II Director with a term expiring in 2000. Since 1995, Mr. Clark has been President of Cypress Realty, Inc., a real estate investor and developer based in Houston, Texas. Previously, Mr. Clark served as Managing Director of Harvard Private Capital Group where he directed the group responsible for real estate investment and management activities. Prior to joining Harvard, Mr. Clark was a partner in Clark-Pilgrim Limited Partnership and in Trammell Crow Company where he was in charge of office and industrial activities in Philadelphia and Delaware. Mr. Clark has extensive investment experience in developmental and distressed real estate assets. He received a Masters in Business Administration degree from Harvard Business School and received his undergraduate degree from Duke University.
Mr. Clark serves as Chairman of the Board of Abacoa Development Company.

Class III Directors - Term to expire in 2001.

         STEVEN SHULMAN. Mr. Shulman serves as a Class III Director with a term expiring in 2001. He served as a Director of Beacon Properties from 1995 to 1997. Since 1984, Mr. Shulman has been active in investment banking through his wholly owned company, The Hampton Group, and Latona Associates, Inc. where he serves as a Managing Director. Currently, Mr. Shulman is a shareholder and director in a diversified group of companies, including Ermanco Incorporated, Corinthian Directory, Terrace Holdings, Inc. and WPI Group, Inc. In addition, he serves as Non-executive Chairman of Terrace Holdings, Inc. Mr. Shulman is a graduate of Stevens Institute of Technology where he received a Bachelor's degree in Mechanical Engineering and a Master's degree in Industrial Management. Mr. Shulman serves as Vice Chairman of the Board of Stevens Institute of Technology.

         SCOTT M. SPERLING. Mr. Sperling serves as a Class III Director with a term expiring in 2001. He served as a Director of Beacon Properties from 1994 to 1997. Mr. Sperling joined Thomas H. Lee Co., a Boston-based investment firm, as a general partner in September 1994. Previously, Mr. Sperling served as Managing Partner and Vice Chairman of the Aeneas Group, Inc./Harvard Management Company from 1984 through 1994. Mr. Sperling has been the founder and/or lead investor of numerous companies and has led the acquisition or turnaround of companies in a wide variety of industries. He is currently a director of Livent, PriCellular Corporation, Softkey, The Learning Company, General Chemical Group, Object Design, Inc. and several private firms. He received a Master of Business Administration degree from the Harvard Business School and received his undergraduate degree from Purdue University. Mr. Sperling is a member of the Corporation of the Brigham and Women's Hospital and a director of the American Technion Society.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         WILLIAM A. BONN. Mr. Bonn serves as Senior Vice President of, and General Counsel to, the Company. Mr. Bonn served as General Counsel to Beacon Properties prior to joining the Company. From 1987 to 1997, Mr. Bonn served as General Counsel and Senior Vice President for Property Capital Trust, a Boston-based REIT. From 1978 to 1987, Mr. Bonn held various positions as an attorney with The Prudential Insurance Company of America. From 1976 to 1978, Mr. Bonn was involved in the private practice of law in Los Angeles. Mr. Bonn currently serves as Co-Chairman of the Government Relations Committee of NAREIT. Mr. Bonn holds as Bachelor of Science degree from the University of California at San Diego and a Juris Doctor degree from the University of San Diego. He is admitted to practice law in Massachusetts, New York and California, and is a member of the American, California and Boston Bar Associations.

         JEREMY B. FLETCHER. Mr. Fletcher serves as Senior Vice President and Chief Executive of Beacon Capital Partners West, a division of BCP. Mr. Fletcher served as Senior Vice President and Chief Executive of Beacon Properties West prior to joining the Company. Before joining the Company, Mr. Fletcher was a Director of Insignia Commercial Group, Inc., Los Angeles. From 1993 to 1996, Mr. Fletcher was with the Paragon Group, where he served as Senior Vice President/General Partner of the Southern California/Arizona Region. Mr. Fletcher received his Bachelor's degree in Geology from Albion College. He is a member of the Urban Land Institute (ULI), Real Estate Investment Advisory Council ("REIAC"), and National Association of Industrial and Office Properties (NAIOP) and is a licensed real estate broker in the State of California.

         JOHN HALSTED. Mr. Halsted serves as Senior Vice President and, upon formation of the BCP Sister Corp., will serve as Chief Investment Officer of Beacon Venture Partners, Inc. Prior to joining the Company, Mr. Halsted was Vice President at Harvard Private Capital Group ("Harvard"). He joined Harvard in 1993 and was responsible for the origination and management of investments in specialty, finance, retail and energy companies. From 1991 to 1993, Mr. Halsted was an Associate with Simmons & Company, an investment banking firm based in Houston, Texas. Mr. Halsted earned his Master of Business Administration from The Harvard Business School and a degree in economics from The University of California at Berkeley.

         DOUGLAS S. MITCHELL. Mr. Mitchell serves as Senior Vice President -- Development. Mr. Mitchell served as the Senior Vice President -- Leasing/Management and Development of Beacon Properties and as President of the Beacon Properties Management Company from 1994 until 1997. He joined the Beacon Properties organization in 1964 and has extensive experience in leasing, management and development. He graduated from the Wentworth Institute in 1962 and is a member of the Greater Boston Real Estate Board. Mr. Mitchell is also a licensed real estate broker in Massachusetts and New York.

         ERIN R. O'BOYLE. Ms. O'Boyle serves as Senior Vice President and Chief Investment Officer. Prior to joining the Company, Ms. O'Boyle served as Vice President, Acquisitions for Beacon Properties, where she was responsible for negotiating over $1.8 billion of investment opportunities. Ms. O'Boyle joined Beacon Properties in 1986 and has held positions in asset management and development. Ms. O'Boyle received her Bachelor of Science in structural engineering from the University of Delaware and her Master of Science in real estate development from the Massachusetts Institute of Technology. Ms. O'Boyle is the past chair of the Alumni Association for the Massachusetts Institute of Technology Center for Real Estate, is past president of the New England Women in Real Estate ("NEWIRE"), and currently is on the board of the Northeast chapter of REIAC.

         RANDY J. PARKER. Mr. Parker serves as Senior Vice President and Chief Financial Officer. Before joining the Company, Mr. Parker was Vice President, Investor Relations for Beacon Properties, where he was responsible for managing the relationships with institutional stockholders and analysts. Prior to joining Beacon Properties, Mr. Parker was Senior Vice President and Portfolio Manager at Aldrich Eastman & Waltch ("AEW"), where he was responsible for the management of over $400 million of investment portfolios on behalf of institutional clients. During his eight year tenure at AEW, Mr. Parker also held positions in asset management and investment origination. Mr. Parker was also previously associated with JMB/Federated Realty, where he served as Project Manager for various retail development projects. Mr. Parker holds a Master of Business Administration degree from the Wharton School, University of Pennsylvania and a Bachelor of Architecture degree from the University of Kentucky.

         THOMAS RAGNO. Mr. Ragno serves as Senior Vice President--Management and Leasing. Prior to joining the Company, Mr. Ragno served as Vice President, Property Management of Beacon Properties where he directly supervised property management operations in the metro-Boston region consisting of approximately 8.0 million square feet and 170 employees. Prior to that he was responsible for the leasing of Beacon Properties' downtown office portfolio of 5 million square feet. Mr. Ragno joined Beacon Properties in 1986 and has held various positions in leasing and project management. Mr. Ragno holds a Master of Science degree in Civil Engineering from the Massachusetts Institute of Technology and a Bachelor of Science degree in Civil Engineering and Engineering & Public Policy from Carnegie-Mellon University. He is a member of the Board of Directors of the Greater Boston Building Owners and Managers Association (BOMA). He is a licensed real estate salesperson in Massachusetts.

         E. VALJEAN WHEELER. Mr. Wheeler serves as Senior Vice President and Chief Executive of Beacon Capital Partners Central, a division of BCP. Mr. Wheeler served as Senior Vice President and Chief Executive of Beacon Properties Midwest prior to joining the Company. Before joining Beacon Properties, Mr. Wheeler held various senior management positions with Equity Office Holdings, L.L.C. beginning in 1989, and served as President and Chief Operating Officer from 1995 to 1997. He also held various senior management positions with the Broe Companies and Williams Realty Corporation. Mr. Wheeler graduated from Oklahoma State University with a Bachelor of Science in Education. He is a member of the Urban Land Institute (ULI) and has served on the National Advisory Council of the Building Owners and Managers Association (BOMA).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Insiders"), to file reports of ownership and changes in ownership with the SEC. Insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of copies of such reports and written representations that no other reports were required during the fiscal year ended December 31, 1998, all transactions in the Company's securities that were engaged in by Insiders, and therefore required to be disclosed pursuant to Section 16(a) of the Exchange Act, were timely reported.

Item 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth, for the last fiscal year, the annual compensation awarded to our Chief Executive Officer and the four most highly compensated executive officers at the end of Fiscal 1998 who earned in excess of $100,000 during 1998 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                            ANNUAL            SECURITIES
                                                         COMPENSATION         UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR        SALARY($)    BONUS($)   OPTIONS(SHARES)    COMPENSATION($)

Alan M. Leventhal.....................  1998         193,173      300,000      500,000         3,109(1)
   Chairman of the Board,
   and Chief Executive Officer

Lionel P. Fortin .....................  1998         193,173      300,000      500,000         4,640(1)
   President and Chief Operating
   Officer

Erin R. O'Boyle.......................  1998         120,733      175,000      175,000         2,271(1)
   Senior Vice President and Chief
   Investment Officer

William A. Bonn.......................  1998         120,733      175,000      150,000         2,737(1)
   Senior Vice President and
   General Counsel

Randy J. Parker.......................  1998         120,733      175,000      150,000         2,900(1)
   Senior Vice President and
   Chief Financial Officer


---------------------------

(1) Includes $2,000 contributed to a 401(k) plan on behalf of Messrs. Leventhal, Fortin and Bonn and Ms. O'Boyle, and $2,468 contributed to a 401(k) plan on behalf of Mr. Parker. The remainder of each amount represents premiums paid for life insurance on behalf of the Named Executive Officer.

OPTION GRANTS WITH RESPECT TO FISCAL YEAR 1998

        The following table sets forth the options granted with respect to the fiscal year ended December 31, 1998 to the Company's Named Executive Officers.


                                                                                                   POTENTIAL
                                                    INDIVIDUAL GRANTS                              REALIZABLE
                                -------------------------------------------------------           VALUE AT ASSUMED
                                 NUMBER OF    PERCENT OF                                          ANNUAL RATES OF
                                SECURITIES   TOTAL OPTIONS                                          STOCK PRICE
                                UNDERLYING    GRANTED TO     EXERCISE OR                            APPRECIATION
                                  OPTIONS      EMPLOYEES     BASE PRICE                           FOR OPTION TERM (1)
                                  GRANTED     FOR FISCAL         PER        EXPIRATION      ---------------------------
NAME                               (#)         YEAR 1998       ($/SH)         DATE                5% ($)          10%($)
----                              -----      ------------- -------------- -------------     --------------   ----------
Alan M. Leventhal...............   60,000         2.5%           $20         3/19/08             754,800      1,912,200
                                  440,000        18.7%           $20         4/14/08           5,535,200     14,022,800

Lionel P. Fortin...............    60,000         2.5%           $20         3/19/08             754,800      1,912,200
                                  440,000        18.7%           $20         4/14/08           5,535,200     14,022,800

Erin R. O'Boyle.................   50,000         2.1%           $20         3/19/08             629,000      1,593,500
                                  125,000         5.3%           $20         4/14/08           1,572,500      3,983,750

William A. Bonn.................   50,000         2.1%           $20         3/19/08             629,000      1,593,500
                                  100,000         4.2%           $20         4/14/08           1,258,000      3,187,000

Randy J. Parker.................   50,000         2.1%           $20         3/19/08             629,000      1,593,500
                                  100,000         4.2%           $20         4/14/08           1,258,000      3,187,000

-----------------------

(1) This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full 10-year term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares or reflect non-transferability, vesting or termination provisions. The actual gains, if any, on the exercises of stock options will depend on the future performance of the Common Stock.

OPTION EXERCISES AND YEAR-END HOLDINGS

        The following table sets forth information concerning the number and value of unexercised options to purchase Common Stock of the Company held by the Named Executive Officers who held such options at December 31, 1998. No Named Executive Officer exercised any options to purchase Common Stock during 1998.

                                  AGGREGATED FISCAL YEAR-END 1998 OPTION VALUES

                                                                                         VALUE OF
                                                  NUMBER OF SECURITIES                  UNEXERCISED
                                                 UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                       OPTIONS AT                       OPTIONS AT
                                                   DECEMBER 31, 1998 (#)          DECEMBER 31, 1998 ($)(1)
                                            ------------------------------------------------------------------
            NAME                               EXERCISABLE   UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE

Alan M. Leventhal..............................     ---          500,000           ---              ---

Lionel P. Fortin...............................     ---          500,000           ---              ---

Erin R. O'Boyle................................     ---          175,000           ---              ---

William A. Bonn................................     ---          150,000           ---              ---

Randy J. Parker................................     ---          150,000           ---              ---

--------------------

(1) There is no public trading market for our common stock, therefore it is not possible to accurately estimate the value of outstanding options. Nonetheless, management believes that the value of all outstanding options held by the Named Executive Officers was not above the original exercise price as of December 31, 1998.

LONG-TERM INCENTIVE PLAN

        Our Long-Term Incentive Plan is designed to reward certain members of management for growth of our Funds from Operations in excess of a specified benchmark as described below. If our Funds from Operations exceed this benchmark, management will be entitled to receive an Incentive Return determined in the manner described below (the "Incentive Return"). This Incentive Return shall be calculated at the end of the three year period following the completion of the first calendar year following March, 1998 (the "Determination Date").

        The Incentive Return shall equal the product of:

        (A) 12% of the dollar amount by which:

               (i)    the Actual Return exceeds

               (ii)   the Base Return; multiplied by

        (B) the weighted average of shares of Common Stock and Operating Partnership Units outstanding for the 12 months immediately preceding the Determination Date; multiplied by

        (C) the Company's Multiple as defined below.

        For the purposes of calculating the Incentive Return:

               "Actual Return" means our Funds from Operations (before the Incentive Return) per share of Common Stock and per Operating Partnership Unit for the 12 months immediately preceding the Determination Date;

               "Base Return" means an amount equal to what our Funds from Operations would have been for the twelve month period immediately preceding the Determination Date assuming a benchmark cumulative rate of return on the price at which our Common Stock was sold in connection with our March, 1998 offering equal to 10% per annum, compounding quarterly, calculated since the beginning of the calendar quarter following the date of such closing.

               "Funds from Operations" as defined by NAREIT, means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case, only real estate-related assets), and after adjustments for unconsolidated partnerships and joint ventures; and

               "Multiple" means the price of our Common Stock divided by our Funds from Operations per share for the fiscal quarter ending on the Determination Date on an annualized basis.

LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR


                                            % OF                                                ESTIMATED FUTURE PAYOUTS
                                           SHARES,                                             NON-STOCK PRICE-BASED PLANS
                                          UNITS OR                                      ----------------------------------------
                                            OTHER      PERFORMANCE OR OTHER PERIOD      THRESHOLD          TARGET        MAXIMUM
NAME                                       RIGHTS      UNTIL MATURATION OF PAYOUT        ($ OR #0)        ($ OR #)      ($ OR #)
----                                      ----------   ---------------------------      -----------       --------    ------------

Alan M. Leventhal.....................      38%           December 31, 2001             (1)                 (1)            (1)
Lionel P. Fortin......................      38%           December 31, 2001             (1)                 (1)            (1)
Erin R. O'Boyle.......................       3%           December 31, 2001             (1)                 (1)            (1)
William A. Bonn.......................       3%           December 31, 2001             (1)                 (1)            (1)
Randy J. Parker.......................       3%           December 31, 2001             (1)                 (1)            (1)

----------------------------

(1) We have established a Long-Term Incentive Plan with awards based upon growth of Funds from Operations above a specified benchmark over a three year period. Participants in this plan will receive their specified percentage of the total award, which will vest in accordance with the terms of the Long-Term Incentive Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Current members of the Compensation Committee are Messrs. Clark, Shulman and Sperling. None of these individuals is an executive officer of the Company. Mr. Leventhal, the Chairman and Chief Executive Officer of the Company, serves as an EX-OFFICIO member of the Compensation Committee.

EMPLOYMENT AGREEMENTS

         On March 20, 1998, we entered into Employment Agreements with each of Mr. Fortin and Mr. Leventhal. These agreements are for a term of three years and provide for a minimum Base Salary of $200,000 per annum. Such agreements are terminable by us or by the executive at will upon 30 days' notice. Notice by the Company must be given by a majority vote of all of the members of the Board of Directors. In the event the executive is terminated for other than Cause (as defined) or if the executive terminates his employment for Good Reason (as defined), we are required to pay a lump sum amount to the executive equal to three times the sum of the executive's base salary and the highest potential bonus that could be earned by the executive in the year of termination. In addition, all stock options shall fully vest and the executive will also be entitled to participate in our Long-Term Incentive Plan as if the termination had not occurred. If the executive is terminated for Cause or leaves other than for Good Reason, we will be obligated to pay on the base salary through the Termination Date set forth in the notice of termination. In the event any payments (severance or otherwise) under these Agreements would be subject to an excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, the executive shall be made whole after payment of any taxes or penalties. During the term of employment and for an additional one year period following employment if the executive is terminated for Cause or other than Good Reason, the executives have each agreed not to engage in certain competitive activities with the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

        The following table sets forth the beneficial ownership of our Common Stock as to (i) each person or entity who is known by us to have beneficially owned more than five percent of our Common Stock as of April 15, 1999, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group, based on filings as of February, 1999 received by us on Schedules 13G under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All such information reflects only beneficial ownership known by us. All percentages have been calculated as of April 15, 1999.

                                                                                AMOUNT AND NATURE
                                                                                  OF BENEFICIAL
                                                                                  OWNERSHIP (2)
                                                                          ----------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                  NUMBER               PERCENT
----------------------------------------                                  ------               -------

Wellington Management Company ..................................          2,300,000            10.9%(3)
75 State Street
Boston, MA 02109

Southeastern Asset Management...................................          2,075,000             9.8%
6410 Poplar Drive
Memphis, TN 38119

RREEF Venture Capital Fund LP...................................          1,650,000             7.8%
875 N. Michigan Avenue
Chicago, IL 60611

ABKB/La Salle...................................................          1,337,500             6.4%
100 East Pratt Street
Baltimore, MD 21202

Alan M. Leventhal...............................................            757,962             3.6%(4)

Lionel P. Fortin................................................            437,690             2.1%(5)

Stephen T. Clark................................................              8,225                *(6)

Steven Shulman..................................................             13,786                *(7)

Scott M. Sperling...............................................              8,225                *(8)

Erin O'Boyle....................................................             60,328                *(9)

Randy J. Parker.................................................             51,335                *(10)

William A. Bonn.................................................             50,995                *(10)

All Directors and Executive Officers
   as a Group
   (8 Persons)..................................................          1,388,545             6.5%(4)(5)
                                                                                                    (6)(7)(8)(9)(10)

------------------------

*       Less than one percent
(1) All information has been determined as of April 15, 1999. For the purposes of this table, a person is deemed to have "beneficial ownership" of the number of shares of Common Stock that person has the right to acquire within 60 days of April 15, 1999 pursuant to the exercise of stock options or redemption of Operating Partnership Units (assuming the Company elects to issue Common Stock rather than pay cash upon such redemption) held by such person or an affiliate of such person. Unless otherwise noted the address of each Beneficial Owner is: c/o Beacon Capital Partners, Inc., One Federal Street, 26th Floor, Boston, MA 02110. As of April 15, 1999, 20,973,932 shares of Common Stock were issued and outstanding.
(2) For the purpose of computing the percentage of outstanding shares of Common Stock held by each person, any shares of Common Stock which such person has the right to acquire within 60 days of April 15, 1999 pursuant to the exercise of a stock option or upon the redemption of Operating Partnership Units is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percent ownership of any other person.
(3) Includes shares held by 2 separate stockholders which the company believes to be controlled by Wellington Management Company.
(4) Includes Operating Partnership Units held indirectly by a trust, of which Mr. Leventhal is a beneficiary and currently exercisable options to purchase 166,650 shares of Common Stock. Excludes options to purchase 333,350 shares of Common Stock granted to Mr. Leventhal and subsequently transferred to a trust, of which Mr. Leventhal is a beneficiary, which options are not presently exercisable.
(5) Includes Operating Partnership Units held indirectly by a trust, of which Mr. Fortin's wife is a trustee and currently exercisable options to purchase 166,650 shares of Common Stock. Excludes options to purchase 333,350 shares of Common Stock granted to Mr. Fortin and subsequently transferred to a trust, of which Mr. Fortin's wife is a beneficiary, which options are not presently exercisable.
(6) Includes currently exercisable options to purchase 8,225 shares of Common Stock.
(7) Includes currently exercisable options to purchase 8,425 shares of Common Stock.
(8) Includes currently exercisable options to purchase 8,225 shares of Common Stock.
(9) Includes currently exercisable options to purchase 58,328 shares of Common Stock and excludes options to purchase 116,672 shares of Common Stock, which options are not presently exercisable.
(10) Includes currently exercisable options to purchase 49,995 shares of Common Stock and excludes options to purchase 100,005 shares of Common Stock, which options are not presently exercisable.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We were incorporated on January 21, 1998 as a Massachusetts corporation and were initially capitalized through loans from our founders, Messrs. Leventhal and Fortin, in the amount of $3.6 million. On May 1, 1998, the loans were repaid.

         As of April 15, 1999, Messrs. Bonn, Fletcher, Halsted, Mitchell, Parker and Wheeler, as well as Ms. O'Boyle, each held a 3% interest in the Incentive Return and Ms. Broderick and Mr. Ragno each held a 1% interest in the Incentive Return. The balance of the Incentive Return is split equally between the family trusts of Messrs. Leventhal and Fortin. See "Long-Term Incentive Plan."

         We have entered into Indemnification Agreements with each of our Directors and executive officers, and we maintain Directors and Officers liability insurance for such parties.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BEACON CAPITAL PARTNERS, INC.


                        By: /s/ Randy J. Parker
                           ---------------------------------------------------
                             Randy J. Parker
                             Senior Vice President and Chief Financial Officer



Dated: April 29, 1999