Form 10-Q
period 1999-03-31
BEACON CAPITAL PARTNERS INC
filed 1999-05-14
CIK 1063893

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

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ------------ to ------------

                        Commission file number 000-24905

                         BEACON CAPITAL PARTNERS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Maryland                                   04-3403281
------------------------------------------  ------------------------------------------
     (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

     One Federal Street, 26th Floor,
          Boston, Massachusetts                               02110
------------------------------------------  ------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                    (ZIP CODE)

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

                                    Yes X  No __

    Number of Common Shares outstanding at the latest practicable date, May 14, 1999: 20,973,932 shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                      PAGE
                                                                                                    ---------

Part I --   Financial Information

  Item 1.   Consolidated Financial Statements.....................................................          1

              Consolidated Balance Sheets--March 31, 1999 (Unaudited) and December 31, 1998.......          1

              Consolidated Statements of Operations--Three Months Ended March 31, 1999 (Unaudited)
                and the period from January 21, 1998 (Inception) to March 31, 1998................          2

              Consolidated Statements of Cash Flows--Three Months Ended March 31, 1999 (Unaudited)
                and the period from January 21, 1998 (Inception) to March 31, 1998................          3

              Notes to Consolidated Financial Statements..........................................          4

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations............................................................................          7

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................         13

Part II --  Other Information

  Item 1.   Legal Proceedings.....................................................................         14

  Item 2.   Changes in Securities and Use of Proceeds.............................................         14

  Item 3.   Defaults Upon Senior Securities.......................................................         14

  Item 4.   Submission of Matters to a Vote of Security Holders...................................         14

  Item 5.   Other Information.....................................................................         14

  Item 6.   Exhibits and Reports on Form 8-K......................................................         14

PART I -- FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements

                         BEACON CAPITAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1999          1998
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)    (NOTE 1)
ASSETS
Real Estate:
  Land................................................................................   $  51,094    $   51,094
  Buildings, improvements and equipment...............................................     166,872       165,842
                                                                                        -----------  ------------
                                                                                           217,966       216,936
  Less accumulated depreciation.......................................................       3,256         2,168
                                                                                        -----------  ------------
                                                                                           214,710       214,768

Deferred financing and leasing costs, net of accumulated amortization of $78 and $42,
  respectively........................................................................         580           414
Cash and cash equivalents.............................................................     161,010       174,647
Restricted cash.......................................................................         328           697
Accounts receivable, net..............................................................       1,629         2,464
Accrued rent receivable...............................................................         315           233
Other assets..........................................................................       2,867           641
Investments in joint ventures and corporations........................................      92,409        90,136
                                                                                        -----------  ------------
    Total assets......................................................................   $ 473,848    $  484,000
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable..............................................................   $  21,476    $   21,570
  Accounts payable and accrued expenses...............................................       5,798        18,731
                                                                                        -----------  ------------
    Total liabilities.................................................................      27,274        40,301
                                                                                        -----------  ------------

Commitments and contingencies.........................................................          --            --

Minority interest in consolidated partnership.........................................      55,317        54,983
                                                                                        -----------  ------------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares authorized, none issued or
    outstanding.......................................................................          --            --
  Excess stock; $.01 par value, 250,000,000 shares authorized, none issued or
    outstanding.......................................................................          --            --
  Common stock; $.01 par value, 500,000,000 shares authorized, 20,973,932 shares
    issued and outstanding............................................................         210           210
  Additional paid-in capital..........................................................     389,520       389,520
  Cumulative net income...............................................................      11,595         9,054
  Cumulative dividends................................................................     (10,068)      (10,068)
                                                                                        -----------  ------------
    Total stockholders' equity........................................................     391,257       388,716
                                                                                        -----------  ------------
    Total liabilities and stockholders' equity........................................   $ 473,848    $  484,000
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED   FOR THE PERIOD
                                                                               MARCH 31, 1999          FROM
                                                                             -------------------    JANUARY 21,
                                                                                                       1998
                                                                                 (UNAUDITED)      (INCEPTION) TO
                                                                                                  MARCH 31, 1998
                                                                                                  ---------------
                                                                                                     (NOTE 1)
Revenues:
  Rental income............................................................       $   5,162          $      --
  Reimbursement of operating expenses and real estate taxes................             802                 --
  Equity in earnings of joint venture......................................           1,254                 --
  Interest income..........................................................           1,986                576
  Other income.............................................................             241                  8
                                                                                    -------            -------
    Total revenues.........................................................           9,445                584
                                                                                    -------            -------
Expenses:
  Property operating.......................................................           1,359                 --
  Real estate taxes........................................................           1,063                 --
  General and administrative...............................................           2,582                968
  Interest expense.........................................................             442                 --
  Depreciation and amortization............................................           1,124                  3
                                                                                    -------            -------
    Total expenses.........................................................           6,570                971
                                                                                    -------            -------
Income (loss) before minority interest.....................................           2,875               (387)
Minority interest in consolidated partnership..............................            (334)                --
                                                                                    -------            -------
    Net income (loss)......................................................       $   2,541          $    (387)
                                                                                    -------            -------
                                                                                    -------            -------
Income (loss) per common share--basic and diluted..........................       $    0.12          $   (0.02)
                                                                                    -------            -------
                                                                                    -------            -------
Weighted average number of common shares outstanding (in thousands)........          20,974             17,361
                                                                                    -------            -------
                                                                                    -------            -------

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                             THREE MONTHS ENDED   FOR THE PERIOD
                                                                               MARCH 31, 1999          FROM
                                                                             -------------------    JANUARY 21,
                                                                                                       1998
                                                                                 (UNAUDITED)      (INCEPTION) TO
                                                                                                  MARCH 31, 1998
                                                                                                  ---------------
                                                                                                     (NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................................      $     2,541        $      (387)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation...........................................................            1,088                  3
    Amortization...........................................................               36                 --
    Equity in earnings of joint venture....................................           (1,254)                --
    Minority interest in consolidated partnership..........................              334                 --
  Increase (decrease) in cash arising from changes in operating assets and liabilities:
    Restricted cash........................................................              369                 --
    Accounts receivable....................................................              835                 --
    Accrued rent receivable................................................              (82)                --
    Other assets...........................................................           (1,128)              (617)
    Accounts payable and accrued expenses..................................           (1,544)             1,387
                                                                                    --------      ---------------
      Net cash provided by operating activities............................            1,195                386
                                                                                    --------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements..........................           (1,030)               (44)
  Payment of deferred leasing costs........................................             (202)                --
  Acquisition deposits and deferred costs..................................           (1,098)            (3,119)
  Investments in joint ventures and corporations...........................           (1,019)                --
                                                                                    --------      ---------------
      Net cash used in investing activities................................           (3,349)            (3,163)
                                                                                    --------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on mortgage notes.............................................              (94)                --
  Proceeds from loans payable--affiliate...................................               --              3,560
  Sale of common stock.....................................................               --            345,800
  Offering costs...........................................................               --            (22,690)
  Distribution payment to minority interests...............................           (1,321)                --
  Dividend payment to stockholders.........................................          (10,068)                --
                                                                                    --------      ---------------
      Net cash (used in) provided by financing activities..................          (11,483)           326,670
                                                                                    --------      ---------------
  Net (decrease) increase in cash and cash equivalents.....................          (13,637)           323,893
  Cash and cash equivalents, beginning of period...........................          174,647                 --
                                                                                    --------      ---------------
  Cash and cash equivalents, end of period.................................      $   161,010        $   323,893
                                                                                    --------      ---------------
                                                                                    --------      ---------------

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The financial statements of Beacon Capital Partners, Inc. ("BCP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

    The balance sheet at December 31, 1998 and the statements of operations and cash flows for the period from January 21, 1998 (inception) to March 31, 1998 have been derived from the audited financial statements at that date or for that period but do not include all of the informtion and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in BCP's annual report on Form 10-K for the period ended December 31, 1998.

2. ORGANIZATION

    Beacon Capital Partners, Inc. was incorporated on January 21, 1998 as a Massachusetts corporation (the "Formation"), and was initially capitalized through loans from the two founders of BCP, Messrs. Leventhal and Fortin. The loans were repaid in May 1998. BCP intends to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. BCP was established to conduct real estate investment and development activities and currently operates in one segment.

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

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole general partner of, and, as of March 31, 1999, holds approximately 88% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in the accompanying consolidated financial statements. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS

    The investments in joint ventures and corporations represents the Company's interest in (i) a joint venture known as "Beacon/PW Kendall LLC", (ii) a joint venture with Mathilda Partners LLC ("Mathilda

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (CONTINUED)

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS (CONTINUED)
Research Centre"), (iii) a joint venture with HA L.L.C. ("Millennium Tower"), and (iv) an investment in preferred stock of Cypress Communications, Inc. ("Cypress").

    A reconciliation of the underlying net assets to the Company's carrying value of investments in joint ventures and corporations is as follows:

                                           MATHILDA                     CYPRESS
                               BEACON/PW   RESEARCH   MILLENNIUM    COMMUNICATIONS,
                              KENDALL LLC   CENTRE       TOWER           INC.           TOTAL
                              -----------  ---------  -----------  -----------------  ---------
BCP, L.P. equity interest
  (including accumulated
  earnings, net of
  distributions)............   $  65,045   $  17,383   $   4,667                      $  87,095
Investments in preferred
  stock.....................                                           $   5,000          5,000
Other costs.................          41          61         153              59            314
                              -----------  ---------  -----------         ------      ---------
Carrying value of
  investments in joint
  ventures and
  corporations..............   $  65,086   $  17,444   $   4,820       $   5,059      $  92,409
                              -----------  ---------  -----------         ------      ---------
                              -----------  ---------  -----------         ------      ---------

THE ATHENAEUM PORTFOLIO

    Beacon/PW Kendall LLC was formed on April 16, 1998 and is jointly owned by the Company and PW Acquisitions IX, LLC, an affiliate of PaineWebber. Initially each member made a $5,000 contribution and the Company provided a loan to the joint venture of approximately $117,000. The joint venture acquired The Athenaeum Portfolio, an eleven building, 970,000 square foot mixed-use portfolio located in Cambridge, Massachusetts. In August 1998, the Company and PW Acquisitions IX, LLC each made equity contributions of approximately $58,500, which were used to repay the Company's loan receivable.

MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, California, on which the venture plans to construct Mathilda Research Centre. The estimated cost of the 267,000 square foot development is approximately $57,000. In addition to funding approximately 35% of the development costs (including the acquisition of the land) from cash contributions, the venture intends to finance the balance with a construction loan from an institutional lender.

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (CONTINUED)

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS (CONTINUED)
MILLENNIUM TOWER

    On September 1, 1998, the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, to develop a high-rise building in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land has been contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company has agreed to fund the first $19,000 of cash requirements for the venture. The venture intends to finance the balance of development costs from a construction loan with an institutional lender. The estimated cost of the project is $71,000, including the value of the land.

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

4. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignment of leases total $21,476. The mortgage notes payable have fixed interest rates ranging from 7.75% to 9.25% and maturities ranging from December 1999 to October 2022. The net book value of the mortgaged assets is $60,752 at March 31, 1999. Cash paid for interest approximates $443 for the three months ended March 31, 1999.

    Future minimum principal payments due during the next five years and thereafter are as follows:

1999...............................................  $   1,809
2000...............................................        392
2001...............................................        426
2002...............................................      1,839
2003...............................................        440
Thereafter.........................................     16,570
                                                     ---------
Total..............................................  $  21,476
                                                     ---------
                                                     ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the ability to obtain third party shareholder approval for investment transactions; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenue sufficient to meet debt service payments and other operating expenses; risks associated with borrowing, such as the possibility that we will not have sufficient funds available to make principal payments on outstanding debt and outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company; the impact of pending or future litigation; variations in quarterly operating results; the risk that we and our third party property managers, tenants or vendors may experience unanticipated delays or expenses in achieving Year 2000 compliance; securities held for investment are subject to fluctuations in valuation based upon the performance of the underlying business and those risks and uncertainties contained elsewhere in this report and under the heading "Risk Factors" of our Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 16, 1998, as subsequently amended.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS

    COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND THE PERIOD FROM JANUARY 21, 1998 (INCEPTION) TO MARCH 31, 1998.

    Our total revenues increased $8.8 million to $9.4 million for the three months ended March 31, 1999 as compared to $.6 million for the period January 21, 1998 (Inception) to March 31, 1998. The increase was due to Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio acquisitions rental income and reimbursement of operating expenses and real estate taxes of $5.2 million and $.8 million, respectively, The Athenaeum Portfolio equity earnings of $1.2 million, interest income of $1.4 million and other income of $.2 million. Revenues for The Athenaeum Portfolio were $7.7 million and expenses were $5.2 million for the quarter ended March 31, 1999. We recognize 50% of its net earnings. Interest income for the quarter ended March 31, 1999 increased $1.4 million over the period ending March 31, 1998, primarily the result of cash on hand being held for the full quarter in 1999 versus only a portion of the same period in 1998, due to the receipt of offering proceeds in March 1998.

    Our total expenses increased $5.6 million to $6.6 million for the three months ended March 31, 1999 as compared to $1 million for the period January 21, 1998 (Inception) to March 31, 1998. The increase was due to Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio acquisitions property operating expenses, real estate taxes and interest expense of $1.4 million, $1.1 million and $.4 million, respectively, additional general and administrative expenses of $1.6 million and depreciation and amortization expenses of $1.1 million.

    The minority interest in consolidated partnership represents the portion of the Operating Partnership that is not owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $161 million at March 31, 1999 as compared to $174.6 million at December 31, 1998. The decrease of $13.6 million was primarily the result of the payment of (i) the January 1999 dividend to stockholders and distribution to minority partners, (ii) Fort Point Place (a property currently under agreement, see "Investing Activities") deposit and acquisition costs,
(iii) Technology Square redevelopment costs and (iv) investments in Mathilda Research Centre and Millennium Tower, all offset by cash flow from operations.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be funded from cash flows provided by operating activities. We believe our short-term investment liquidity needs are to fund current real estate investments, developments and redevelopments, as well as securities held for investment. We expect to fund these needs from cash on hand and through mortgages and other debt instruments.

    We expect to meet long-term (greater than 12 months) liquidity requirements for the costs of additional development, real estate and real estate related investments, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through secured and unsecured indebtedness, joint ventures, the issuance of additional Operating Partnership units and equity securities and from current cash balances.

FINANCING ACTIVITIES

    Millennium Tower, L.L.C., the joint venture formed to develop Millennium Tower, has secured a construction loan commitment in the amount of $45 million for the project development.

INVESTING ACTIVITIES

    On August 9, 1998, we entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer). The venture plans to develop Mathilda Research Centre, two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California. We agreed to fund $19.8 million of the development and, as of March 31, 1999, we invested approximately $17.4 million using proceeds from the Original Offering.

    On September 1, 1998 we entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate developer). The joint venture plans to develop Millennium Tower, a 19-story office and residential tower, in downtown Seattle, Washington. We agreed to fund $19 million of the development and, as of March 31, 1999, we invested approximately $4.8 million in the project using proceeds from the Original Offering.

    Effective as of February 28, 1999, the Company, along with Apollo Real Estate Advisors, L.P., Apollo Management, L.P., Thomas H. Lee Company and Strategic Real Estate Investments I, LLC (collectively, the "Investor Group"), entered into a Securities Purchase Agreement with Patriot American Hospitality, Inc. and Wyndham International, Inc. (collectively, "Wyndham") whereby the Investor Group agreed to invest up to $1 billion in Wyndham in exchange for preferred stock. Our commitment represents approximately 15% of the total commitment or a maximum of $150 million, which amount may be reduced to approximately $100 million following a rights offering to current Wyndham shareholders. The transaction, which requires the approval of Wyndham's shareholders, is expected to close in June, 1999. Wyndham may also accept an offer from a competing bidder and, if so, will be obligated to pay the Investor Group a

"break-up fee" ranging from $30 million to $50 million. In addition, the Investor Group is to be paid a commitment fee in the amount of $21 million, our portion of which may be taken by us as a reduction in our investment.

    On March 8, 1999, we entered into an agreement to purchase Fort Point Place, a four-building, 335,000 square foot office and warehouse property located in the Boston, Massachusetts Seaport District for $24.3 million. Title to the property will be held by us or one of our affiliates.

CAPITALIZATION

    As of March 31, 1999, our total consolidated mortgage debt was approximately $21.5 million, and our total consolidated mortgage debt plus our proportionate share of total unconsolidated mortgage debt was approximately $55.8 million. Our current consolidated mortgage indebtedness has a weighted average rate of 8.2%, with maturities ranging from 1999 through 2022, and is secured by some of our properties. Our proportionate share of the current total unconsolidated mortgage debt on The Athenaeum Portfolio (in which we hold a 50% interest in the limited liability company that controls the two limited liability companies that hold title to this portfolio) is approximately $34.3 million with a rate of 8.485%. It has a stated maturity of 2027 and may be prepaid any time after January 2007. Prior to January, 2007 but after April, 1999, all or a portion of the loan may be defeased. In the event the loan is not paid in full in 2007, the interest rate changes to the greater of 13.485% or 5% over the applicable 20-year Treasury Rate. Assuming The Anthenaeum Portfolio loan has a 2007 maturity, our total consolidated and unconsolidated fixed rate mortgage debt has a weighted average rate of 8.4%.

    The following table, which includes both consolidated and unconsolidated mortgage debt, summarizes the scheduled amortization of principal and maturities of mortgage loans outstanding.

                                                                         SCHEDULED
                                                                       AMORTIZATION    MATURITIES        TOTAL
                                                                       -------------  -------------  -------------
                                                                                 (DOLLARS IN THOUSANDS)
April 1, 1999 -- December 31, 1999...................................   $       482    $     1,516    $     1,998
2000.................................................................           669             --            669
2001.................................................................           736             --            736
2002.................................................................           751          1,426          2,177
2003.................................................................           808             --            808
Thereafter...........................................................         6,261         43,155         49,416
                                                                       -------------  -------------  -------------
    Total............................................................   $     9,707    $    46,097    $    55,804
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

FUNDS FROM OPERATIONS

    We believe that to facilitate a clear understanding of the operating results of the Company, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors in March 1995, as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income, as an indication of the Company's performance, as a substitute for cash flow or as a measure of our liquidity. The following table presents the calculations of FFO:

                                                                                                     FOR THE
                                                                                                   PERIOD FROM
                                                                                   THREE        JANUARY 21, 1998
                                                                                MONTHS ENDED       (INCEPTION)
                                                                               MARCH 31, 1999   TO MARCH 31, 1998
                                                                               --------------  -------------------
                                                                                (UNAUDITED, DOLLARS IN THOUSANDS)
Income (loss) before extraordinary items and before minority interest in
  consolidated partnership...................................................    $    2,875        $      (387)
Add real estate related depreciation and amortization:
  Consolidated entities......................................................         1,087                 --
  Joint venture entities.....................................................           512                 --
                                                                                    -------            -------
Funds from operations before minority interest...............................         4,474               (387)
Company share of consolidated partnership....................................         88.40%               100%
                                                                                    -------            -------
Company funds from operations................................................    $    3,955        $      (387)
                                                                                    -------            -------
                                                                                    -------            -------
Weighted average number of common shares outstanding (in thousands)..........        20,974             17,361
                                                                                    -------            -------
                                                                                    -------            -------

PROPERTY INFORMATION

    The following chart sets forth the occupancy rate, expressed as a percentage, the average annual Base Rent (as defined below) and the average Net Effective Rent (as defined below) per square foot for each of our properties as of March 31, 1999. Base Rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation charges, less total operating expenses and real estate taxes.

                                                                                               AVERAGE    AVERAGE
                                                                                      %         BASE      NET EFF
PROPERTY                                                             TOTAL AREA    LEASED       RENT       RENT
-------------------------------------------------------------------  ----------  -----------  ---------  ---------
CAMBRIDGE, MA:
215 First Street(1)................................................     306,084          99%  $   20.11  $   15.02
One Kendall Square Cinema(1).......................................      31,641         100%      18.29      13.48
Buildings 100--500(1)..............................................     222,372         100%      25.94      19.50
Buildings 600/650/700(1)...........................................     236,661          97%      33.90      24.95
Buildings 1500 & 1700(1)...........................................      39,707          90%      16.07      11.56
Building 1400(1)...................................................     133,211         100%      27.23      19.68
                                                                     ----------         ---   ---------  ---------
    Subtotal / Weighted Average....................................     969,676          99%      25.57      18.93
                                                                     ----------         ---   ---------  ---------

545 Technology Square (NNN)........................................     144,123         100%      13.35      13.35
549 Technology Square..............................................      40,377          35%      14.29      14.29
565 Technology Square..............................................     201,816          30%       6.30       3.95
575 Technology Square..............................................     165,208          69%       7.23       4.14
The Draper Building (NNN)(1).......................................     474,817         100%       6.16       6.16
                                                                     ----------         ---   ---------  ---------
    Subtotal / Weighted Average....................................   1,026,341          79%       7.74       7.13
                                                                     ----------         ---   ---------  ---------

    Subtotal / Weighted Average Cambridge, MA......................   1,996,017          88%      17.40      13.52
                                                                     ----------         ---   ---------  ---------

SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ.......................................................      42,000          73%      13.53       7.53
Brandywine Place...................................................      66,237          99%      11.46       9.62
Crosspoint Atrium..................................................     220,212          96%      13.03       7.17
Forest Abrams Place................................................      68,827          89%      12.39       6.86
6500 Greenville Avenue.............................................     114,600          91%      13.15       7.30
Northcreek Place II................................................     163,303          93%      14.73       8.58
One Glen Lakes.....................................................     166,272          93%      15.89      10.05
                                                                     ----------         ---   ---------  ---------
    Subtotal / Weighted Average....................................     841,451          92%      13.78       8.23
                                                                     ----------         ---   ---------  ---------

R&D / INDUSTRIAL
Park North Business Center.........................................      36,885          88%       5.72       4.81
Plaza at Walnut Hill...............................................      88,280          95%       7.34       4.63
Richardson Business Center.........................................      66,300         100%       4.42       4.27
Richardson Commerce Centre.........................................      60,517         100%       6.90       5.57
Sherman Tech.......................................................      16,176         100%       7.05       4.96
T I Business Park..................................................      96,902          85%       6.16       5.17
Venture Drive Tech Center..........................................     128,322         100%       4.80       3.62
                                                                     ----------         ---   ---------  ---------
    Subtotal / Weighted Average....................................     493,382          95%       5.85       4.54
                                                                     ----------         ---   ---------  ---------
    Subtotal / Weighted Average Suburban Dallas, TX................   1,334,833          93%      10.80       6.84
                                                                     ----------         ---   ---------  ---------
    Total / Weighted Average Properties............................   3,330,850          90%  $   14.67  $   10.76
                                                                     ----------         ---   ---------  ---------
                                                                     ----------         ---   ---------  ---------

(1) Currently being offered for sale, see "Recent Developments."

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties that we owned or had an interest in as of March 31, 1999.

                                                     SQUARE      % OF SQUARE      ANNUAL      % ANNUAL       # OF
                                                    FEET (1)      FEET (2)       RENT (3)     RENT (4)    TENANTS (5)
                                                   ----------  ---------------  -----------  ----------  -------------
                                                                                (DOLLARS IN
                                                                                THOUSANDS)
April 1, 1999 -- December 31, 1999...............     593,778          17.8%     $   8,726     17.7%              90
2000.............................................     448,275          13.5%         6,608     13.4%              92
2001.............................................     314,131           9.4%         4,767      9.6%              76
2002.............................................     312,020           9.4%         5,944     12.0%              59
2003.............................................     439,663          13.2%         7,838     15.9%              51
Thereafter.......................................     906,470          27.2%        15,481     31.4%              44
                                                   ----------           ---     -----------  ----------          ---
    Total........................................   3,014,337          90.5%     $  49,364     100.0%            412
                                                   ----------           ---     -----------  ----------          ---
                                                   ----------           ---     -----------  ----------          ---

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

RECENT DEVELOPMENTS

    We are planning to establish a new investment fund and raise $250 million under the name Beacon Capital Strategic Partners, L.P. Beacon Capital Partners, L.P. plans to invest $50 million in the fund.

    In April of 1999, we announced that we have offered for sale a portfolio of properties located in Cambridge, Massachusetts. See "Property Information." The portfolio, known as The Cambridge Technology Portfolio, consists of the entire Athenaeum Portfolio and The Draper Building. The offering price is approximately $286 million.

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

    We have completed phases (i), (ii) and (iii) of our Year 2000 initiative. We have reviewed our corporate computer operations that consist of recent releases of network systems, accounting, property management and desktop applications. All such systems were installed in 1998. We have contacted the vendors for these systems for assurance that the systems are Year 2000 compliant. We have begun working on phase (iv) and have identified some minor Year 2000 issues that require remediation. Currently, we are awaiting the software updates from application vendors. All corporate and property financial records are maintained on our corporate accounting system which is Year 2000 compliant. We anticipate that all of our corporate software and hardware systems will be Year 2000 compliant by the end of June, 1999 and will be ready for the testing phase (v).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

    The following table summarizes our debt obligations outstanding as of March 31, 1999. This information should be read in conjunction with Note 4 to the consolidated financial statements.

                                                                       EXPECTED MATURITY DATE
                                      4/1/99-
                                     12/31/99      2000       2001       2002       2003     THEREAFTER     TOTAL    FAIR VALUE
                                    -----------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Liabilities
Long-Term Debt:
Fixed Rate........................   $   1,809   $     392  $     426  $   1,839  $     440   $  16,570   $  21,476   $  21,476
Weighted Average Interest Rate....        8.2%        8.2%       8.2%       8.1%       8.1%        8.6%        8.2%

                         BEACON CAPITAL PARTNERS, INC.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)              3.1  Articles of Incorporation.(1)
                 3.2  Certificate of Correction to Articles of Incorporation.(1)
                 3.3  Amended and Restated By-laws.(1)
                 3.4  Agreement of Limited Partnership of Beacon Capital Partners, L.P.(2)
                 3.5  First Amendment to Agreement of Limited Partnership.(2)
                10.1  Employment and Non-Competition Agreement for Alan M. Leventhal.(1)
                10.2  Employment and Non-Competition Agreement for Lionel P. Fortin.(1)
                10.3  Beacon Capital Partners 1998 Stock Option and Incentive Plan.(1)
                10.4  Form of Indemnification Agreement between the Registrant and its directors and executive officers.(1)
                10.5  Purchase and Sale Contract between Eastern Properties Master LLC and the Registrant.(1)
                10.6  Contract of Sale for Bank One Building.(2)
                10.7  Contract of Sale for 6500 Greenville Building.(2)
                10.8  Contract of Sale for North Creek II Building.(2)
                10.9  Contract of Sale for One Glen Lakes Building.(2)
               10.10  Contract of Sale for Crosspoint Atrium Building.(2)
               10.11  Contract of Sale for Brandywine Place Building.(2)
               10.12  Contract of Sale for Forest Abrams Building.(2)
               10.13  Contract of Sale for Sherman Tech Building.(2)
               10.14  Contract of Sale for Venture Tech Building.(2)
               10.15  Contract of Sale for Plaza at Walnut Building.(2)
               10.16  Contract of Sale for Richardson BC Building.(2)
               10.17  Contract of Sale for Park North SC Building.(2)
               10.18  Contract of Sale for TI Business Center.(2)
               10.19  Contract of Sale for Richardson CC Building.(2)
               10.20  Contribution Agreement by and between Luddite Associates and Beacon
                        Capital Partners, L.P.
                27.   Financial Data Schedule.

(b)        None.

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on June 16, 1998.

(2) Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on August 21, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BEACON CAPITAL PARTNERS, INC.

                                /s/ RANDY J. PARKER
                                ------------------------------------------
                                Randy J. Parker
                                Chief Financial Officer (Authorized
                                Officer and
May 14, 1999                    Principal Accounting Officer)