Form 10-Q
period 1999-06-30
BEACON CAPITAL PARTNERS INC
filed 1999-08-16
CIK 1063893

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

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                    Yes X  No __

    Number of Common Shares outstanding at the latest practicable date, August 16, 1999: 20,973,932 shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                   PAGE
                                                                                                   --

Part I -- Financial Information

  Item 1. Consolidated Financial Statements......................................................... 1

           Consolidated Balance Sheets--June 30, 1999 (Unaudited) and December 31, 1998............ 1

           Consolidated Statements of Operations--Three Months Ended June 30, 1999 and 1998, Six
             Months Ended June 30, 1999 and the period from January 21, 1998 (Inception) to June
             30, 1998 (Unaudited).................................................................. 2

           Consolidated Statements of Cash Flows--Six Months Ended June 30, 1999 and the period from January 21, 1998 (Inception) to June 30, 1998 (Unaudited)........................ 3

           Notes to Consolidated Financial Statements.............................................. 4

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..... 8

  Item 3. Quantitative and Qualitative Disclosures about Market Risk................................ 15

Part II  Other Information
--

  Item 1. Legal Proceedings......................................................................... 16

  Item 2. Changes in Securities and Use of Proceeds................................................. 16

  Item 3. Defaults Upon Senior Securities........................................................... 16

  Item 4. Submission of Matters to a Vote of Security Holders....................................... 16

  Item 5. Other Information......................................................................... 16

  Item 6. Exhibits and Reports on Form 8-K.......................................................... 16

PART I--FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BEACON CAPITAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1999          1998
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)    (NOTE 1)
ASSETS
Real Estate:
  Land................................................................................   $  51,094    $   51,094
  Buildings, improvements and equipment...............................................     170,821       165,842
                                                                                        -----------  ------------
                                                                                           221,915       216,936
  Less accumulated depreciation.......................................................       4,359         2,168
                                                                                        -----------  ------------
                                                                                           217,556       214,768
Deferred financing and leasing costs, net of accumulated amortization of $155 and $42,
  respectively........................................................................       3,029           414
Cash and cash equivalents.............................................................      39,876       174,647
Restricted cash.......................................................................         493           697
Accounts receivable, net..............................................................       1,852         2,464
Accrued rent receivable...............................................................         397           233
Other assets..........................................................................       5,978           641
Investments in joint ventures and corporations........................................      94,753        90,136
Other investments.....................................................................      78,667            --
                                                                                        -----------  ------------
      Total assets....................................................................   $ 442,601    $  484,000
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable..............................................................   $  18,877    $   21,570
  Note payable--interim financing.....................................................      70,000            --
  Accounts payable, accrued expenses and dividend payable.............................       6,786        18,731
                                                                                        -----------  ------------
      Total liabilities...............................................................      95,663        40,301
                                                                                        -----------  ------------
Commitments and contingencies.........................................................          --            --
Minority interest in consolidated partnership.........................................      43,754        54,983
                                                                                        -----------  ------------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares authorized, none issued or
    outstanding.......................................................................          --            --
  Excess stock; $.01 par value, 250,000,000 shares authorized, none issued or
    outstanding.......................................................................          --            --
  Common stock; $.01 par value, 500,000,000 shares authorized, 20,973,932 shares
    issued and outstanding............................................................         210           210
  Additional paid-in capital..........................................................     389,520       389,520
  Cumulative net income...............................................................      14,626         9,054
  Cumulative dividends................................................................    (101,172)      (10,068)
                                                                                        -----------  ------------
      Total stockholders' equity......................................................     303,184       388,716
                                                                                        -----------  ------------
      Total liabilities and stockholders' equity......................................   $ 442,601    $  484,000
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                                        FOR THE
                                                                                                      PERIOD FROM
                                                                                                      JANUARY 21,
                                                                                                         1998
                                                                THREE MONTHS           SIX MONTHS     (INCEPTION)
                                                               ENDED JUNE 30,             ENDED       TO JUNE 30,
                                                            1999           1998       JUNE 30, 1999      1998
                                                        -------------  -------------  -------------  -------------
Revenues:
  Rental income.......................................    $   4,715      $     161     $     9,877    $       161
  Reimbursement of operating expenses and real estate
    taxes.............................................          789             43           1,591             43
  Equity in earnings of joint venture.................        1,147            953           2,401            953
  Interest income.....................................        2,798          5,038           4,784          5,614
  Other income........................................          162             16             403             24
                                                        -------------  -------------  -------------  -------------
      Total revenues..................................        9,611          6,211          19,056          6,795
                                                        -------------  -------------  -------------  -------------
Expenses:
  Property operating..................................        1,388             13           2,747             13
  Real estate taxes...................................        1,236             37           2,299             37
  General and administrative..........................        2,341          1,669           4,923          2,637
  Interest expense....................................           25             16             467             16
  Depreciation and amortization.......................        1,192             54           2,316             57
                                                        -------------  -------------  -------------  -------------
      Total expenses..................................        6,182          1,789          12,752          2,760
                                                        -------------  -------------  -------------  -------------
Income before minority interest.......................        3,429          4,422           6,304          4,035
Minority interest in consolidated partnership.........         (398)           (67)           (732)           (67)
                                                        -------------  -------------  -------------  -------------
      Net income......................................    $   3,031      $   4,355     $     5,572    $     3,968
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Income per common share--basic and diluted............    $    0.14      $    0.21     $      0.27    $      0.19
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Weighted average number of common shares outstanding
  (in thousands)......................................       20,974         20,795          20,974         20,395
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                        FOR THE
                                                                                                        PERIOD
                                                                                                     FROM JANUARY
                                                                                                          21,
                                                                                        SIX MONTHS       1998
                                                                                           ENDED      (INCEPTION)
                                                                                         JUNE 30,         TO
                                                                                           1999      JUNE 30, 1998
                                                                                        -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................................   $   5,572     $   3,968
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation......................................................................       2,191            57
    Amortization......................................................................         125            --
    Equity in earnings of joint venture...............................................      (2,401)         (953)
    Distribution from joint venture...................................................       2,500            --
    Minority interest in consolidated partnership.....................................         732            67
  Increase (decrease) in cash arising from changes in operating assets and liabilities:
    Restricted cash...................................................................         204            --
    Accounts receivable...............................................................         612            --
    Accrued rent receivable...........................................................        (164)           --
    Other assets......................................................................      (1,384)       (2,203)
    Accounts payable and accrued expenses.............................................        (556)        2,548
                                                                                        -----------  -------------
      Net cash provided by operating activities.......................................       7,431         3,484
                                                                                        -----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Wyndham preferred stock, net............................................    (102,874)           --
  Real estate asset acquisitions and improvements.....................................      (4,979)      (72,107)
  Funding of mortgage note receivable.................................................     (45,000)           --
  Other investment....................................................................     (33,667)           --
  Payment of deferred leasing costs...................................................        (756)           --
  Acquisition deposits and deferred costs.............................................      (3,953)       (3,430)
  Investments in joint ventures and corporations......................................      (4,716)     (122,022)
                                                                                        -----------  -------------
      Net cash used in investing activities...........................................    (195,945)     (197,559)
                                                                                        -----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable--interim financing.......................................      70,000            --
  Payment of deferred financing costs.................................................      (1,984)           --
  Repayments on mortgage notes........................................................      (2,693)           --
  Proceeds from loans payable--affiliate..............................................          --         3,560
  Repayment of loans payable--affiliate...............................................          --        (3,560)
  Sale of Operating Partnership units.................................................          --         4,228
  Sale of common stock................................................................          --       417,871
  Offering costs......................................................................          --       (28,141)
  Distribution payment to minority interests..........................................      (1,321)           --
  Dividend payment to stockholders....................................................     (10,259)           --
                                                                                        -----------  -------------
      Net cash provided by financing activities.......................................      53,743       393,958
                                                                                        -----------  -------------
  Net (decrease) increase in cash and cash equivalents................................    (134,771)      199,883
  Cash and cash equivalents, beginning of period......................................     174,647            --
                                                                                        -----------  -------------
  Cash and cash equivalents, end of period............................................   $  39,876     $ 199,883
                                                                                        -----------  -------------
                                                                                        -----------  -------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Operating Partnership units to acquire property...........................   $      --     $  51,359
Cash paid for interest, net of capitalized interest of $500 and $0, respectively......         261            16
Distribution of Wyndham preferred stock to minority interests.........................      11,961            --
Dividend of Wyndham preferred stock to stockholders...................................      90,913            --

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

    The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole general partner of, and, as of June 30, 1999, holds approximately 88% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in the accompanying consolidated financial statements. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS

    The investments in joint ventures and corporations represents the Company's interest in (i) a joint venture known as Beacon/PW Kendall LLC ("The Athenaeum Portfolio"), (ii) a joint venture with Mathilda Partners LLC ("Mathilda Research Centre"), (iii) a joint venture with HA L.L.C. ("Millennium Tower"), and (iv) an investment in preferred stock of Cypress Communications, Inc. ("Cypress").

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS (CONTINUED)
    A reconciliation of the underlying net assets to the Company's carrying value of investments in joint ventures and corporations is as follows:

                                                      THE      MATHILDA                     CYPRESS
                                                   ATHENAEUM   RESEARCH   MILLENNIUM    COMMUNICATIONS,
                                                   PORTFOLIO    CENTRE       TOWER           INC.           TOTAL
                                                  -----------  ---------  -----------  -----------------  ---------
BCP, L.P. equity interest (including accumulated
  earnings, net of distributions)...............   $  63,693   $  17,637   $   7,546                      $  88,876
Investments in preferred stock..................          --          --          --       $   5,000          5,000
Other costs.....................................          40         382         390              65            877
                                                  -----------  ---------  -----------         ------      ---------
Carrying value of investments in joint ventures
  and corporations..............................   $  63,733   $  18,019   $   7,936       $   5,065      $  94,753
                                                  -----------  ---------  -----------         ------      ---------
                                                  -----------  ---------  -----------         ------      ---------

THE ATHENAEUM PORTFOLIO

    Beacon/PW Kendall LLC was formed on April 16, 1998 and is jointly owned by the Company and PW Acquisitions IX, LLC, an affiliate of PaineWebber. Initially each member made a $5,000 contribution and the Company provided a loan to the joint venture of approximately $117,000. The joint venture acquired The Athenaeum Portfolio, an eleven building 970,000 square foot mixed-use portfolio located in Cambridge, Massachusetts. In August 1998, the Company and PW Acquisitions IX, LLC each made equity contributions of approximately $58,500, which were used to repay the Company's loan receivable.

MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the joint venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, CA, on which it is developing Mathilda Research Centre. The estimated cost of the 267,000 square foot development is approximately $57,000. In addition to funding approximately 35% of the development costs (including the acquisition of the land) from cash contributions, the joint venture intends to finance the balance with a construction loan from an institutional lender.

MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate company, to develop a high-rise building in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land has been contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company has agreed to fund the first $19,000 of cash requirements for the venture. The joint venture has obtained a $45,000 construction loan

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS (CONTINUED) from two institutional lenders to finance the balance of the development costs. The estimated cost of the project is $71,000, including the value of the land.

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

4. OTHER INVESTMENTS

215 FREMONT STREET

    On June 30, 1999, the Company invested $33,500, exclusive of closing costs, in 215 Fremont Street, a 299,000 square foot building located in the South Financial District of San Francisco, California. It is anticipated that this investment will be transferred to an affiliate of the Company, Beacon Capital Strategic Partners, L.P., an investment fund expected to close in the third quarter of 1999.

MORTGAGE NOTE RECEIVABLE--PAH BATTERYMARCH REALTY COMPANY, LLC

    At June 30, 1999, the Company had a mortgage note receivable outstanding in the amount of $45,000 from PAH Batterymarch Realty Company, LLC, an entity wholly owned by Patriot American Hospitality Partnership, L.P., for the development of the Wyndham Batterymarch Hotel located in Boston, Massachusetts. The mortgage note was collateralized by a first mortgage lien on the property and was guaranteed by Wyndham International, Inc. ("Wyndham") and Patriot American Hospitality Partnership, L.P. The mortgage note had an interest rate of Libor plus 250 basis points and was repaid on July 1, 1999.

5. PREFERRED STOCK INVESTMENT IN WYNDHAM INTERNATIONAL, INC.

    On June 30, 1999, the Company purchased 1,050,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") of Wyndham at a net price of approximately $102,874. Simultaneous with this transaction, the Company transferred the shares of Series B Preferred to a voting trust (the trustee of which is a subsidiary of the Operating Partnership) and declared and paid a dividend of approximately $4.34 per share of common stock of BCP and a distribution of approximately $4.34 per operating partnership unit of the Operating Partnership. The aggregate value of the dividend and distribution was approximately $103,064 and primarily consisted of the Company's interest in shares of the Series B Preferred. Stockholders not able to receive such interests received cash of equivalent value.

    On July 1, 1999, the Company purchased 450,000 shares of Series B Preferred at a net price of approximately $44,055.

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

5. PREFERRED STOCK INVESTMENT IN WYNDHAM INTERNATIONAL, INC. (CONTINUED)
    The aggregate number of shares of Series B Preferred the Company purchased may be reduced by up to 30% (450,000 shares) following a rights offering to current Wyndham common shareholders. Depending on the timing and magnitude of Wyndham's rights offering, the Company may establish a second voting trust to hold some or all of the 450,000 shares of Series B Preferred.

6. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignments of leases total $18,877 at June 30, 1999. The mortgage notes payable have fixed interest rates ranging from 7.75% to 9.25% and maturities ranging from May 2002 to October 2022. The net book value of the mortgaged assets is $52,264 at June 30, 1999.

    Future minimum principal payments due during the next five years and thereafter are as follows:

1999...............................................................  $     175
2000...............................................................        373
2001...............................................................        404
2002...............................................................      1,815
2003...............................................................        414
Thereafter.........................................................     15,696
                                                                     ---------
Total                                                                $  18,877
                                                                     ---------
                                                                     ---------

7. NOTE PAYABLE--INTERIM FINANCING

    On June 28, 1999, the Company obtained a $100,000 secured interim financing (the "Interim Financing") from Bankers Trust Company. The Interim Financing matures in June 2000, but in certain circumstances can be extended for one year. Outstanding balances under the Interim Financing bear interest at a rate spread over the base rate or Eurodollar rate, as applicable. The spread is based upon certain loan to value ratios. At June 30, 1999, the outstanding balance of the Interim Financing was $70,000 and the interest rate was 7.96%. The Interim Financing requires monthly payments of interest only and is secured by mortgages and assignments of rents on certain properties. The net book value of the collateralized assets is $121,009 at June 30, 1999.

    The Company's ability to borrow under the Interim Financing is subject to the Company's ongoing compliance with a number of financial and other covenants.

8. SUBSEQUENT EVENT

    On July 13, 1999, the Company acquired Fort Point Place, a four-building, 335,000 square foot complex located in the South Boston Waterfront District of Boston, Massachusetts. The aggregate consideration for the properties was approximately $24,300.

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

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our consolidated financial statements include Beacon Capital Partners, Inc. ("BCP") and Beacon Capital Partners, L.P. (the "Operating Partnership"), our majority-owned partnership.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND THE PERIOD FROM JANUARY 21, 1998 (INCEPTION) TO JUNE 30, 1998 AND THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998.

    Our total revenues increased $12.3 million to $19.1 million for the six months ended June 30, 1999 as compared to $6.8 million for the period January 21, 1998 (Inception) to June 30, 1998. The increase was due to Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio acquisitions rental income and reimbursement of operating expenses and real estate taxes of $9.7 million and $1.5 million, respectively, The Athenaeum Portfolio equity earnings of $1.5 million and other income of $.4 million offset by a decrease in interest income of $.8 million. Revenues for The Athenaeum Portfolio were $15.2 million and expenses were $10.4 million for the six months ended June 30, 1999; we recognize 50% of its net earnings. Interest income for the six months ended June 30, 1999 decreased $.8 million over the same period ending June 30, 1998, primarily the result of a reduction in investment cash on hand due to our use of the March, 1998 Offering Proceeds to fund property acquisitions, offset by the interest earned on the mortgage note receivable in 1999.

    Our total expenses increased $10 million to $12.8 million for the six months ended June 30, 1999 as compared to $2.8 million for the period January 21, 1998 (Inception) to June 30, 1998. The increase was due to Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio acquisitions property operating expenses, real estate taxes and interest expense of $2.7 million, $2.3 million and $.4 million, respectively, additional general and administrative expenses of $2.3 million and depreciation and amortization expense of $2.3 million.

    Our total revenues increased $3.4 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The increase was due to Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio acquisitions rental income and reimbursement of operating expenses and real estate taxes of $4.6 million and $.7 million, respectively, The Athenaeum Portfolio equity earnings of $.2 million, and other income of $.1 million offset by a decrease in interest income of $2.2 million. Interest income for the three months ended June 30, 1999 decreased $2.2 million over the same period ending June 30, 1998, primarily the result of a reduction in investment cash on hand due to our use of the March, 1998 Offering Proceeds to fund property acquisitions, offset by the interest earned on the mortgage note receivable in 1999.

    Our total expenses increased $4.4 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The increase was due to Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio acquisitions property operating expenses and real estate taxes of $1.4 million and $1.2 million, respectively, additional general and administrative expenses of $.7 million and depreciation and amortization expense of $1.1 million.

    The minority interest in consolidated partnership represents the portion of the Operating Partnership that is not owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $39.9 million at June 30, 1999 as compared to $174.6 million at December 31, 1998. The decrease of $134.7 million was primarily the result of (i) the purchase of Series B Convertible Preferred Stock ("Series B Preferred") of Wyndham International, Inc. ("Wyndham"), (ii) the funding of the mortgage note to PAH Batterymarch Realty Company, LLC, (iii) the investment in 215 Fremont Street, (iv) the payment of the January 1999 dividend to stockholders and distribution to minority interests, (v) the payment of Fort Point Place deposit and acquisition costs, (vi) the payment of Technology Square redevelopment costs and (vii) investments in Mathilda Research Centre and Millennium Tower, all offset by (i) proceeds received from the Bankers Trust Company interim financing note payable and (ii) cash flow from operations.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be funded from cash flows provided by operating activities and the dividend to shareholders of those shares of Series B Preferred of Wyndham subject to the voting trust. See "-- Investing Activities". We believe our short-term investment liquidity needs are to fund current real estate investments, developments and redevelopments, as well as securities held for investment. We expect to fund these needs from cash on hand and through mortgages and other debt instruments.

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

FINANCING ACTIVITIES

    On June 28, 1999, we obtained a $100 million secured interim financing (the "Interim Financing") from Bankers Trust Company. The Interim Financing matures in June 2000, but in certain circumstances can be extended for one year. Outstanding balances under the Interim Financing bear interest at a rate spread over the base rate or Eurodollar rate, as applicable. The spread is based upon certain loan to value ratios. At June 30, 1999, the outstanding balance of the Interim Financing was $70 million and the interest rate was 7.96%. The Interim Financing requires monthly payments of interest only and is secured by mortgages and assignments of rents on certain properties.

    Our ability to borrow under the Interim Financing is subject to our ongoing compliance with a number of financial and other covenants.

    On June 9, 1999, Millennium Tower, L.L.C., the joint venture formed to develop Millennium Tower, obtained a three-year $45 million construction loan from two institutions. The loan may be extended for one year if certain conditions are met. The loan initially bears interest at a rate of LIBOR plus 250 basis points and may decrease to a rate of LIBOR plus 200 basis points when the project achieves certain pre-leasing and debt service coverage thresholds. The loan is secured by a mortgage and an assignment of rents. Each of the principals in the venture has provided a completion guarantee and a repayment guarantee (in the aggregate amount of $12 million) equal to their pro-rata interest in the venture.

INVESTING ACTIVITIES

    On August 9, 1998, we entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer). The joint venture is developing Mathilda Research Centre, two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California. We agreed to fund up to $19.8 million of the development, of which, as of June 30, 1999, we had funded approximately $17.6 million using proceeds from the Original Offering. On June 18, 1999, the joint venture executed a lease with Juniper Networks, Inc. for one of the two buildings comprising approximately 144,000 of the development's approximately 267,000 square feet; the tenant also has an option to lease the other building.

    On September 1, 1998 we entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate company). The joint venture is developing Millennium Tower, a 19-story office and residential tower, in downtown Seattle, Washington. We agreed to fund $19 million of the development, of which, as of June 30, 1999, we had funded approximately $7.5 million using proceeds from the Original Offering.

    On May 21, 1999 and June 25, 1999 we funded mortgage note advances of $12.3 million and $32.7 million, respectively (net of interest and fees) to PAH Batterymarch Realty Company, LLC, an entity wholly owned by Patriot American Hospitality Partnership, L.P. for the development of the Wyndham Batterymarch Hotel located in Boston, Massachusetts. The mortgage note was collateralized by a first mortgage lien on the property and was guaranteed by Wyndham and Patriot American Hospitality Partnership, L.P. We used proceeds from the Original Offering for the advances. The mortgage note had an interest rate of Libor plus 250 basis points and was repaid on July 1, 1999.

    On June 30, 1999, we invested $33.5 million in 215 Fremont Street, a 299,000 square foot building located in the South Financial District of San Francisco, California. We used proceeds from the Interim Financing for the investment. We anticipate that this investment will be transferred to one of our affiliates, Beacon Capital Strategic Partners, L.P.--See Recent Developments.

    On June 30, 1999, we purchased 1,050,000 shares of Series B Preferred of Wyndham at a net price of approximately $102.9 million. Simultaneous with this transaction, we transferred the shares of Series B Preferred to a voting trust (the trustee of which is a subsidiary of the Operating Partnership) and declared and paid a dividend of approximately $4.34 per share of common stock of BCP and a distribution of approximately $4.34 per operating partnership unit of the Operating Partnership. The aggregate value of the dividend and distribution was approximately $103.1 million and primarily consisted of our interest in shares of the Series B Preferred. Stockholders not able to receive such interests received cash of equivalent value. We used proceeds from the Original Offering for the Series B Preferred purchase.

    On July 1, 1999, we purchased 450,000 shares of Series B Preferred at a net price of approximately $44.1 million. We used proceeds from the Original Offering for the Series B Preferred purchase.

    The aggregate number of shares of Series B Preferred we purchased may be reduced by up to 30% (450,000 shares) following a rights offering to current Wyndham common shareholders. Depending on the timing and magnitude of Wyndham's rights offering, we may establish a second voting trust to hold some or all of the 450,000 shares of Series B Preferred.

    On July 13, 1999, we purchased Fort Point Place, a four-building, 335,000 square foot office and warehouse property located in the Boston, Massachusetts South Boston Waterfront District for aggregate consideration of approximately $24.3 million. Two buildings consist of approximately 145,000 square feet of office space. The other two buildings consist of approximately 190,000 square feet of warehouse space which were delivered to us vacant and will be redeveloped for residential use. We used proceeds from the Interim Financing for the acquisition.

CAPITALIZATION

    As of June 30, 1999, our total consolidated debt was approximately $88.9 million, and our total consolidated debt plus our proportionate share of total unconsolidated debt was approximately $123.1 million. Our current consolidated indebtedness has a weighted average rate of 8% (8.1% on fixed rate debt and 7.96% on variable rate debt), with maturities ranging from 2000 through 2022, and is secured by some of our properties. Our proportionate share of the current total unconsolidated mortgage debt on The Athenaeum Portfolio (in which we hold a 50% interest in the limited liability company that controls the two limited liability companies that hold title to this portfolio) is approximately $34.2 million with a rate of 8.485%. It has a stated maturity of 2027 and may be prepaid any time after January 2007. Prior to January, 2007 but after April, 1999, all or a portion of the loan may be defeased. In the event the loan is not paid in full in 2007, the interest rate changes to the greater of 13.485% or 5% over the applicable 20-year Treasury Rate. Assuming The Athenaeum Portfolio loan has a 2007 maturity, our total consolidated and unconsolidated debt has a weighted average rate of 8.1% as of June 30, 1999.

    The following table, which includes both consolidated and unconsolidated debt, summarizes the scheduled amortization of principal and maturities of the loans outstanding.

                                                                         SCHEDULED
                                                                       AMORTIZATION    MATURITIES        TOTAL
                                                                       -------------  -------------  -------------
                                                                                 (DOLLARS IN THOUSANDS)
July 1, 1999 -- December 31, 1999....................................    $     305                    $       305
2000.................................................................          650     $    70,000         70,650
2001.................................................................          714              --            714
2002.................................................................          727           1,426          2,153
2003.................................................................          782              --            782
Thereafter...........................................................        5,387          43,155         48,542
                                                                            ------    -------------  -------------
    Total............................................................    $   8,565     $   114,581    $   123,146
                                                                            ------    -------------  -------------
                                                                            ------    -------------  -------------

FUNDS FROM OPERATIONS

    We believe that to facilitate a clear understanding of the operating results of the Company, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors in March 1995, as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income, as an indication of our performance, as a substitute for cash flow or as a measure of our liquidity. The following table presents the calculations of FFO:

                                                                                                     FOR THE
                                                                                                   PERIOD FROM
                                                                                    SIX         JANUARY 21, 1998
                                                                                MONTHS ENDED       (INCEPTION)
                                                                               JUNE 30, 1999    TO JUNE 30, 1998
                                                                               --------------  -------------------
                                                                                (UNAUDITED, DOLLARS IN THOUSANDS)
Income before extraordinary items and before minority interest in
  consolidated partnership...................................................    $    6,304        $     4,035
Add real estate related depreciation and amortization:
  Consolidated entities......................................................         2,203                 42
  Joint venture entities.....................................................         1,031                436
                                                                                    -------            -------
Funds from operations before minority interest...............................         9,538              4,513
Company share of consolidated partnership....................................         88.40%             98.63%
                                                                                    -------            -------
Company funds from operations................................................    $    8,432        $     4,451
                                                                                    -------            -------
                                                                                    -------            -------
Weighted average number of common shares outstanding (in thousands)..........        20,974             20,395
                                                                                    -------            -------
                                                                                    -------            -------

PROPERTY INFORMATION

    The following chart sets forth the occupancy rate, expressed as a percentage, the average annual Base Rent (as defined below) and the average Net Effective Rent (as defined below) per square foot for each of our properties as of June 30, 1999. Base Rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation charges, less total operating expenses and real estate taxes.

                                                                                                     AVERAGE    AVERAGE
                                                                             TOTAL          %         BASE      NET EFF
PROPERTY                                                                      AREA       LEASED       RENT       RENT
-------------------------------------------------------------------------  ----------  -----------  ---------  ---------
SOUTH BOSTON, MA:
Fort Point Place (1).....................................................     145,222          97%  $   15.37  $    8.93
                                                                           ----------         ---   ---------  ---------
      Subtotal / Weighted Average South Boston, MA.......................     145,222          97%      15.37       8.93
                                                                           ----------         ---   ---------  ---------
CAMBRIDGE, MA:
215 First Street (2).....................................................     306,084         100%      20.14      15.05
One Kendall Square Cinema (2)............................................      31,641         100%      18.29      13.48
Buildings 100-500 (2)....................................................     222,372          99%      26.27      19.84
Buildings 600/650/700 (2)................................................     236,661          97%      34.06      25.04
Buildings 1500 & 1700 (2)................................................      39,707          90%      16.07      11.56
Building 1400 (2)........................................................     133,211          82%      26.17      17.35
                                                                           ----------         ---   ---------  ---------
      Subtotal / Weighted Average........................................     969,676          96%      25.49      18.72
                                                                           ----------         ---   ---------  ---------
545 Technology Square (3)................................................     156,270          96%      32.33      23.98
549 Technology Square....................................................      40,377          35%      14.29      14.29
565 Technology Square (3)................................................     203,600          10%       6.77       4.14
575 Technology Square (3)................................................     182,250          18%       7.52       4.21
The Draper Building (NNN) (2)............................................     474,817         100%       6.16       6.16
                                                                           ----------         ---   ---------  ---------
      Subtotal / Weighted Average........................................   1,057,314          66%      12.09      10.04
                                                                           ----------         ---   ---------  ---------
      Subtotal / Weighted Average Cambridge, MA..........................   2,026,990          80%      19.78      15.02
                                                                           ----------         ---   ---------  ---------
SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ.............................................................      42,000          73%      13.53       7.53
Brandywine Place.........................................................      66,237          87%      12.21       9.17
Crosspoint Atrium........................................................     220,212          85%      13.39       7.56
Forest Abrams Place......................................................      68,827          89%      12.92       7.54
6500 Greenville Avenue...................................................     114,600          89%      13.41       7.29
Northcreek Place II......................................................     163,303          90%      14.83       8.60
One Glen Lakes...........................................................     166,272          91%      16.35      11.44
                                                                           ----------         ---   ---------  ---------
      Subtotal / Weighted Average........................................     841,451          88%      14.17       8.65
                                                                           ----------         ---   ---------  ---------
R&D / INDUSTRIAL
Park North Business Center...............................................      36,885          92%       5.82       4.80
Plaza at Walnut Hill.....................................................      88,280          88%       7.46       4.62
Richardson Business Center...............................................      66,300         100%       4.42       4.27
Richardson Commerce Centre...............................................      60,517          79%       7.16       5.57
Sherman Tech.............................................................      16,176         100%       7.17       5.23
T I Business Park........................................................      96,902          89%       6.26       5.21
Venture Drive Tech Center................................................     128,322          85%       4.56       3.28
                                                                           ----------         ---   ---------  ---------
      Subtotal / Weighted Average........................................     493,382          89%       5.87       4.49
                                                                           ----------         ---   ---------  ---------
      Subtotal / Weighted Average Suburban Dallas, TX....................   1,334,833          88%      11.08       7.10
                                                                           ----------         ---   ---------  ---------
      Total / Weighted Average Properties................................   3,507,045          84%  $   16.09  $   11.56
                                                                           ----------         ---   ---------  ---------
                                                                           ----------         ---   ---------  ---------

--------------------------
(1) Acquisition closed on July 13, 1999.

(2) Currently being offered for sale, see "Recent Developments"

(3) The rentable area of buildings 545, 565 and 575 have been modified to reflect recent re-measurements according to BOMA standards.

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties the Company owned or had an interest in as of June 30, 1999.

                                                     % OF
                                         SQUARE     SQUARE     ANNUAL    % ANNUAL       # OF
                                        FEET(1)     FEET(2)    RENT(3)    RENT(4)    TENANTS(5)
                                       ----------  ---------  ---------  ---------  -------------
7/1/99-12/31/99......................     177,026       5.0%  $   2,062       4.0%           58
2000.................................     462,529      13.2%      6,935      13.4%           92
2001.................................     335,689       9.6%      5,010       9.7%           74
2002.................................     389,762      11.1%      7,478      14.5%           74
2003.................................     454,945      13.0%      8,228      16.0%           54
Thereafter...........................   1,119,896      31.9%     21,865      42.4%           55
                                       ----------  ---------  ---------  ---------          ---
  Total..............................   2,939,847      83.8%  $  51,578     100.0%          407
                                       ----------  ---------  ---------  ---------          ---
                                       ----------  ---------  ---------  ---------          ---

------------------------

(1) Total area in square feet covered by such leases.

(2) Percentage of total square feet of company portfolio.

(3) Annualized expiring base rental income represented by such leases in the year of expiration plus the current tenant payments on account of operating expenses and real estate tax escalation charges.

(4) Calculated as annual rent divided by the total annual rent.

(5) The number of tenants whose leases will expire.

RECENT DEVELOPMENTS

    We are planning to establish a new investment fund and raise a minimum of $250 million under the name Beacon Capital Strategic Partners, L.P. The Operating Partnership plans to invest up to 20% of the total committed capital in the fund, which is expected to close in the third quarter of 1999.

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

    We have completed phases (i), (ii), (iii) and (iv) of our Year 2000 initiative. We have reviewed our corporate computer operations that consist of recent releases of network systems, accounting, property management and desktop applications. All such systems were installed in 1998. We have contacted the vendors for these systems for assurance that the systems are Year 2000 compliant. All corporate hardware and software have been upgraded to meet the vendor's specifications in regards to Year 2000 compliance. All corporate and property financial records are maintained on our corporate accounting system which is Year 2000 compliant. Final testing, phase (v), will be completed by the end of September.

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

    The following table summarizes our debt obligations outstanding as of June 30, 1999. This information should be read in conjunction with Notes 6 and 7 to the consolidated financial statements.

                                                                    EXPECTED MATURITY DATE
                                   7/1/99-
                                  12/31/99      2000       2001       2002       2003     THEREAFTER     TOTAL    FAIR VALUE
                                 -----------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                                                    (DOLLARS IN THOUSANDS)
Liabilities
Long-Term Debt:
Fixed Rate.....................   $     175   $     373  $     404  $   1,815  $     414   $  15,696   $  18,877   $  18,877
Weighted Average Interest
  Rate.........................        8.1%        8.1%       8.1%       8.0%       8.0%        8.6%        8.2%
Variable Rate..................   $      --   $  70,000  $      --  $      --  $      --   $      --   $  70,000   $  70,000
Current Variable
  Interest Rate................          --       7.96%         --         --         --          --       7.96%

                         BEACON CAPITAL PARTNERS, INC.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 1999 Annual Meeting of Stockholders on June 22, 1999. At the meeting, the following directors were elected to serve until the 2002 Annual Meeting:

                                                                                            VOTE FOR     VOTE WITHHELD
                                                                                           -----------  ---------------
            Alan M. Leventhal............................................................   14,865,172        35,000
            Robert M. Melzer.............................................................   14,865,172        35,000

         Additionally, the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

                          VOTE FOR      AGAINST      ABSTAIN
                         -----------  -----------  -----------
                          14,859,811      30,000       10,361

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)              3.1  Articles of Incorporation.(1)
                 3.2  Certificate of Correction to Articles of Incorporation.(1)
                 3.3  Amended and Restated By-laws.(1)
                 3.4  Agreement of Limited Partnership of Beacon Capital Partners, L.P.(2)
                 3.5  First Amendment to Agreement of Limited Partnership.(2)
                10.1  Employment and Non-Competition Agreement for Alan M. Leventhal.(1)
                10.2  Employment and Non-Competition Agreement for Lionel P. Fortin.(1)
                10.3  Beacon Capital Partners 1998 Stock Option and Incentive Plan.(1)
                10.4  Form of Indemnification Agreement between the Registrant and its directors and executive officers.(1)
                10.5  Purchase and Sale Contract between Eastern Properties Master LLC and the
                        Registrant.(1)
                10.6  Contract of Sale for Bank One Building.(2)
                10.7  Contract of Sale for 6500 Greenville Building.(2)
                10.8  Contract of Sale for North Creek II Building.(2)
                10.9  Contract of Sale for One Glen Lakes Building.(2)
               10.10  Contract of Sale for Crosspoint Atrium Building.(2)
               10.11  Contract of Sale for Brandywine Place Building.(2)
               10.12  Contract of Sale for Forest Abrams Building.(2)
               10.13  Contract of Sale for Sherman Tech Building.(2)
               10.14  Contract of Sale for Venture Tech Building.(2)
               10.15  Contract of Sale for Plaza at Walnut Building.(2)
               10.16  Contract of Sale for Richardson BC Building.(2)
               10.17  Contract of Sale for Park North SC Building.(2)
               10.18  Contract of Sale for TI Business Center.(2)
               10.19  Contract of Sale for Richardson CC Building.(2)
               10.20  Contribution Agreement by and between Luddite Associates and Beacon Capital
                        Partners, L.P.(3)
               10.21  Credit Agreement with Bankers Trust Company.
                27.   Financial Data Schedule.

(b)        None.

--------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on June 16, 1998.

(2) Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on August 21, 1998.

(3) Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on March 29, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BEACON CAPITAL PARTNERS, INC.

                                /s/ RANDY J. PARKER
                                ------------------------------------------
                                Randy J. Parker
                                Chief Financial Officer (Authorized
                                Officer and
August 16, 1999                 Principal Accounting Officer)