Form 10-Q
period 1999-09-30
BEACON CAPITAL PARTNERS INC
filed 1999-11-15
CIK 1063893

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ------------ to ------------

                        Commission file number 000-24905

                         BEACON CAPITAL PARTNERS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Maryland                                          04-3403281
                 --------                                          ----------
     (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

     One Federal Street, 26th Floor,
          Boston, Massachusetts                                      02110
------------------------------------------         ------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                           (ZIP CODE)

                                        617-457-0400
---------------------------------------------------------------------------------------------
                    (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No __

    Number of Common Shares outstanding at the latest practicable date, November 15, 1999: 20,973,932 shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                  PAGE
                                                                                --------
Part I --         Financial Information

  Item 1.         Consolidated Financial Statements...........................       1

                    Consolidated Balance Sheets--September 30, 1999
                      (Unaudited) and December 31, 1998.......................       1

                    Consolidated Statements of Operations--Three Months Ended
                      September 30, 1999 and 1998, Nine Months Ended
                      September 30, 1999 and the period from January 21, 1998
                      (Inception) to September 30, 1998 (Unaudited)...........       2

                    Consolidated Statements of Cash Flows--Nine Months Ended
                      September 30, 1999 and the period from January 21, 1998
                      (Inception) to September 30, 1998 (Unaudited)...........       3

                    Notes to Consolidated Financial Statements................       4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................       8

  Item 3.         Quantitative and Qualitative Disclosures about Market
                  Risk........................................................      16

Part II --        Other Information

  Item 1.         Legal Proceedings...........................................      17

  Item 2.         Changes in Securities and Use of Proceeds...................      17

  Item 3.         Defaults Upon Senior Securities.............................      17

  Item 4.         Submission of Matters to a Vote of Security Holders.........      17

  Item 5.         Other Information...........................................      17

  Item 6.         Exhibits and Reports on Form 8-K............................      17

PART I--FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BEACON CAPITAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                              (UNAUDITED)      (NOTE 1)
ASSETS
Real Estate:
  Land......................................................    $ 53,271        $ 51,094
  Buildings, improvements and equipment.....................     202,511         165,842
                                                                --------        --------
                                                                 255,782         216,936
  Less accumulated depreciation.............................       5,571           2,168
                                                                --------        --------
                                                                 250,211         214,768
Deferred financing and leasing costs, net of accumulated
  amortization of $702 and $42, respectively................       2,716             414
Cash and cash equivalents...................................      37,111         174,647
Restricted cash.............................................         797             697
Accounts receivable, net....................................       1,643           2,464
Accrued rent receivable.....................................         585             233
Other assets................................................       4,333             641
Investments in joint ventures and corporations..............     144,801          90,136
Other investment............................................      34,705              --
                                                                --------        --------
      Total assets..........................................    $476,902        $484,000
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................    $ 18,790        $ 21,570
  Note payable--interim financing...........................     100,000              --
  Accounts payable, accrued expenses and dividend payable...      10,498          18,731
                                                                --------        --------
      Total liabilities.....................................     129,288          40,301
                                                                --------        --------
Commitments and contingencies...............................          --              --
Minority interest in consolidated partnership...............      43,832          54,983
                                                                --------        --------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares
    authorized, none issued or outstanding..................          --              --
  Excess stock; $.01 par value, 250,000,000 shares
    authorized, none issued or outstanding..................          --              --
  Common stock; $.01 par value, 500,000,000 shares
    authorized, 20,973,932 shares issued and outstanding....         210             210
  Additional paid-in capital................................     389,520         389,520
  Cumulative net income.....................................      15,224           9,054
  Cumulative dividends......................................    (101,172)        (10,068)
                                                                --------        --------
      Total stockholders' equity............................     303,782         388,716
                                                                --------        --------
      Total liabilities and stockholders' equity............    $476,902        $484,000
                                                                ========        ========

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                       FOR THE PERIOD
                                          THREE MONTHS             NINE MONTHS        FROM JANUARY 21,
                                       ENDED SEPTEMBER 30,            ENDED          1998 (INCEPTION) TO
                                        1999         1998      SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                     ----------   ----------   -------------------   -------------------
Revenues:
  Rental income....................   $ 5,864      $ 5,274           $15,741               $ 5,435
  Reimbursement of operating
    expenses and real estate
    taxes..........................       253          735             1,844                   778
  Equity in earnings of joint
    venture........................     1,120        1,134             3,521                 2,087
  Interest and dividend income.....       629        2,756             5,413                 8,370
  Other income.....................       855          101             1,258                   125
                                      -------      -------           -------               -------
      Total revenues...............     8,721       10,000            27,777                16,795
                                      -------      -------           -------               -------
Expenses:
  Property operating...............     1,551        1,689             4,298                 1,702
  Real estate taxes................     1,210          946             3,509                   983
  General and administrative.......     2,281        2,954             7,204                 5,591
  Interest expense.................     1,203          446             1,670                   462
  Depreciation and amortization....     1,800        1,062             4,116                 1,119
                                      -------      -------           -------               -------
      Total expenses...............     8,045        7,097            20,797                 9,857
                                      -------      -------           -------               -------
Income before minority interest....       676        2,903             6,980                 6,938
Minority interest in consolidated
  partnership......................       (78)        (322)             (810)                 (389)
                                      -------      -------           -------               -------
      Net income...................   $   598      $ 2,581           $ 6,170               $ 6,549
                                      =======      =======           =======               =======
Income per common share--basic and
  diluted..........................   $  0.03      $  0.12           $  0.29               $  0.32
                                      =======      =======           =======               =======
Weighted average number of common
  shares outstanding (in
  thousands).......................    20,974       20,974            20,974                20,688
                                      =======      =======           =======               =======

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                               FOR THE PERIOD
                                                                                    FROM
                                                                                JANUARY 21,
                                                               NINE MONTHS          1998
                                                                  ENDED        (INCEPTION) TO
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   1999             1998
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $   6,170        $   6,549
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................        3,403            1,108
    Amortization............................................          713               11
    Equity in earnings of joint venture.....................       (3,521)          (2,087)
    Distribution from joint venture.........................        4,100               --
    Minority interest in consolidated partnership...........          810              389
  (Decrease) increase in cash arising from changes in
    operating assets and liabilities:
    Restricted cash.........................................         (100)              --
    Accounts receivable.....................................          821           (1,075)
    Accrued rent receivable.................................         (352)            (110)
    Other assets............................................       (2,534)            (625)
    Accounts payable and accrued expenses...................        3,156            6,227
                                                                ---------        ---------
      Net cash provided by operating activities.............       12,666           10,387
                                                                ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Wyndham preferred stock, net..................     (102,874)              --
  Real estate asset acquisitions and improvements...........      (38,846)        (142,628)
  Funding of mortgage note receivable.......................      (45,000)              --
  Repayment of mortgage note receivable.....................       45,000               --
  Other investment..........................................      (34,705)              --
  Payment of deferred leasing costs.........................         (938)            (266)
  Acquisition deposits and deferred costs...................       (1,158)             (38)
  Investments in joint ventures and corporations............      (55,244)         (68,888)
                                                                ---------        ---------
      Net cash used in investing activities.................     (233,765)        (211,820)
                                                                ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable--interim financing.............      100,000               --
  Payment of deferred financing costs.......................       (2,077)            (103)
  Repayments on mortgage notes..............................       (2,780)             (91)
  Proceeds from loans payable--affiliate....................           --            3,560
  Repayment of loans payable--affiliate.....................           --           (3,560)
  Sale of Operating Partnership units.......................           --            4,228
  Sale of common stock......................................           --          417,871
  Offering costs............................................           --          (28,141)
  Distribution payment to minority interests................       (1,321)              --
  Dividend payment to stockholders..........................      (10,259)              --
                                                                ---------        ---------
      Net cash provided by financing activities.............       83,563          393,764
                                                                ---------        ---------

  Net (decrease) increase in cash and cash equivalents......     (137,536)         192,331
  Cash and cash equivalents, beginning of period............      174,647               --
                                                                ---------        ---------
  Cash and cash equivalents, end of period..................    $  37,111        $ 192,331
                                                                =========        =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of Operating Partnership units to acquire
  property..................................................    $      --        $  51,359
Assumption of mortgage debt to acquire property.............           --           21,722
Cash paid for interest, net of capitalized interest of
  $1,272 and $0, respectively...............................        1,080              462
Distribution of Wyndham preferred stock to minority
  interests.................................................       11,961               --
Dividend of Wyndham preferred stock to stockholders.........       90,913               --

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

2. ORGANIZATION

    Beacon Capital Partners, Inc. was incorporated on January 21, 1998 as a Massachusetts corporation (the "Formation"), and was initially capitalized through loans from the two founders of BCP, Messrs. Leventhal and Fortin. The loans were repaid in May 1998. BCP qualifies as a real estate investment trust under the Internal Revenue Code of 1986, as amended. BCP was established to conduct real estate investment and development activities and currently operates in one segment.

    On March 17, 1998, BCP was reincorporated as a Maryland corporation and on March 20, 1998 it completed an initial private offering (the "Original Offering") in accordance with Section 4(2) of the Securities Act of 1933. BCP initially issued 17,360,769 common shares with proceeds, net of expenses, of $323,110. In April, 1998, 3,613,163 additional shares were issued through the exercise of the underwriter's over-allotment, with proceeds, net of expenses, of $66,620.

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole general partner of, and, as of September 30, 1999, holds approximately 88% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in the accompanying consolidated financial statements. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS

    The investments in joint ventures and corporations represents the Company's interest in (i) a joint venture known as Beacon/PW Kendall LLC ("The Athenaeum Portfolio"), (ii) a joint venture with Mathilda Partners LLC ("Mathilda Research Centre"), (iii) a joint venture with HA L.L.C. ("Millennium Tower"), (iv) an investment in preferred stock of Cypress Communications, Inc. ("Cypress"), and
(v) an investment in Series B Convertible Preferred Stock ("Series B Preferred") of Wyndham International, Inc. ("Wyndham").

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS (CONTINUED)

    A reconciliation of the underlying net assets to the Company's carrying value of investments in joint ventures and corporations is as follows:

                                        THE      MATHILDA
                                     ATHENAEUM   RESEARCH   MILLENNIUM
                                     PORTFOLIO    CENTRE      TOWER      CYPRESS    WYNDHAM     TOTAL
                                     ---------   --------   ----------   --------   --------   --------
BCP, L.P. equity interest
  (including accumulated earnings,
  net of distributions)............   $63,213    $18,289     $ 9,423                           $ 90,925
Investments in preferred stock.....        --         --          --      $5,000    $47,041      52,041
Other costs........................        40        602         709          67        417       1,835
                                      -------    -------     -------      ------    -------    --------
Carrying value of investments in
  joint ventures and
  corporations.....................   $63,253    $18,891     $10,132      $5,067    $47,458    $144,801
                                      =======    =======     =======      ======    =======    ========

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

MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the joint venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, CA, on which it is developing the project. The estimated cost of the 267,000 square foot development is approximately $64,000. The joint venture has obtained a $44,000 construction loan from an institutional lender to finance the development, and the balance of the development costs will be funded by equity contributions from the venturers.

MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate company, to develop a high-rise building in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land has been contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company has agreed to fund the first $19,000 of cash requirements for the venture. The joint venture has obtained a $45,000 construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the project is $72,000, including the value of the land.

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS (CONTINUED)

CYPRESS

    On September 30, 1998, the Company invested $5,000 to acquire preferred stock in Cypress, at that time representing a 13.5% fully diluted ownership position in Cypress. On October 8, 1999, Cypress raised additional capital, at which time the Company invested $6,000 to acquire additional preferred stock. As a result of the additional equity raised, the Company now holds a 9.7% fully diluted ownership position. Dividends will be earned on the Company's investment as and when dividends are declared on the preferred stock or any other class of stock in Cypress. The preferred stock will be treated preferentially upon a liquidation of Cypress, should a liquidation occur, and is held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). The voting common stock of Tenant Communications is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns 99% of the economic interests in Tenant Communications.

WYNDHAM

    On June 30, 1999, the Company purchased 1,050,000 shares of Series B Preferred of Wyndham at a net price of approximately $102,874. Simultaneously with this transaction, the Company transferred all of these shares of Series B Preferred to a voting trust (the "Voting Trust") (the trustee of which is a subsidiary of the Operating Partnership) and declared and paid a dividend of approximately $4.34 per share of common stock of BCP and a distribution of approximately $4.34 per operating partnership unit of the Operating Partnership. The aggregate value of the dividend and distribution was approximately $103,064 and primarily consisted of the Company's interest in shares of the Series B Preferred. Stockholders not able to receive such interests received cash of equivalent value. In August, 1999, the Company purchased an aggregate of approximately 30,480 units of the Voting Trust at a price of approximately $2,986. On November 2, 1999, the Company purchased approximately 18,036 units of the Voting Trust at a price of approximately $1,737.

    On July 1, 1999, the Company purchased 450,000 shares of Series B Preferred at a net price of approximately $44,055. On October 29, 1999, the Company transferred 244,340 of these shares of Series B Preferred to Beacon Lodging, Inc., a Massachusetts corporation ("Beacon Lodging"). The voting common stock of Beacon Lodging is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns 99% of the economic interests in Beacon Lodging. Wyndham has a right to redeem up to 450,000 shares of the Series B Preferred that the Company has purchased, depending upon the results of a rights offering to current Wyndham common shareholders. Depending upon the timing and magnitude of Wyndham's rights offering, the Company may establish a second voting trust to hold some or all of the 450,000 shares of Series B Preferred.

4. OTHER INVESTMENTS

215 FREMONT STREET

    On June 30, 1999, the Company invested $33,500, exclusive of closing and redevelopment costs, in 215 Fremont Street, a 299,000 square foot building located in the South Financial District of San Francisco, California. On October 25, 1999, this investment was transferred to an affiliate of the Company, Beacon Capital Strategic Partners, L.P., a newly formed real estate limited partnership, the initial closing of which

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. OTHER INVESTMENTS (CONTINUED)

occurred on October 1, 1999. The Company was reimbursed for all costs associated with the acquisition and redevelopment of the property.

MORTGAGE NOTE RECEIVABLE--PAH BATTERYMARCH REALTY COMPANY, LLC

    On May 21, 1999 and June 25, 1999, the Company funded mortgage note advances of approximately $12,300 and $32,700, respectively (net of interest and fees) to PAH Batterymarch Realty Company, LLC, an entity wholly owned by Patriot American Hospitality Partnership, L.P., for the development of the Wyndham Batterymarch Hotel located in Boston, Massachusetts. The mortgage note was collateralized by a first mortgage lien on the property and was guaranteed by Wyndham and Patriot American Hospitality Partnership, L.P. The mortgage note had an interest rate of LIBOR plus 250 basis points and was repaid on July 1, 1999.

5. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignments of leases, total $18,790 at September 30, 1999. The mortgage notes payable have fixed interest rates ranging from 7.75% to 9.25% and maturities ranging from May 2002 to October 2022. The net book value of the mortgaged assets is $52,304 at September 30, 1999.

    Future minimum principal payments due during the next five years and thereafter are as follows:

        1999........................................................  $    88
        2000........................................................      373
        2001........................................................      404
        2002........................................................    1,815
        2003........................................................      414
        Thereafter..................................................   15,696
                                                                      -------
        Total                                                         $18,790
                                                                      =======

6. NOTE PAYABLE--INTERIM FINANCING

    On June 28, 1999, the Company obtained $100,000 of secured interim financing (the "Interim Financing") from Bankers Trust Company. The Interim Financing matures in June 2000, but in certain circumstances can be extended for one year. Outstanding balances under the Interim Financing bear interest at a rate spread over the base rate or Eurodollar rate, as applicable. The spread is based upon certain loan to value ratios. At September 30, 1999, the outstanding balance of the Interim Financing was $100,000 and the interest rate was 8.16%. The Interim Financing requires monthly payments of interest only and is secured by mortgages and assignments of rents on certain properties. The net book value of the collateralized assets is $125,931 at September 30, 1999.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE PERIOD FROM JANUARY 21, 1998 (INCEPTION) TO SEPTEMBER 30, 1998 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998.

    Our total revenues increased $11.0 million to $27.8 million for the nine months ended September 30, 1999 as compared to $16.8 million for the period from January 21, 1998 (Inception) to September 30, 1998. The increase was due to Fort Point Place, Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio acquisitions rental income and reimbursement of operating expenses and real estate taxes of $10.3 million and $1.1 million, respectively, The Athenaeum Portfolio equity earnings of $1.4 million and other income of $1.2 million offset by a decrease in interest and dividend income of $3.0 million. Revenues for The Athenaeum Portfolio were $22.6 million and expenses were $15.6 million for the nine months ended September 30, 1999; we recognize 50% of its net earnings. The $3.0 million decrease in interest and dividend income was primarily the result of a reduction in investment cash on hand due to our use of the March, 1998 Offering Proceeds to fund property acquisitions and investments, offset by the interest earned on the mortgage note receivable and dividends received in 1999.

    Our total expenses increased $10.9 million to $20.8 million for the nine months ended September 30, 1999 as compared to $9.9 million for the period from January 21, 1998 (Inception) to September 30, 1998. The increase was due to Fort Point Place, Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio acquisitions property operating expenses, real estate taxes and interest expense of $2.6 million, $2.5 million and $1.2 million, respectively, additional general and administrative expenses of $1.6 million and depreciation and amortization expense of $3.0 million.

    Our total revenues decreased $1.3 million for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease was due to decreases in reimbursement of operating expenses and real estate taxes and interest and dividend income of $.5 million and $2.1 million, respectively, offset by increases in rental income and other income of $.6 million and $.7 million, respectively. The $.5 million decrease in reimbursement of operating expenses and real estate taxes was primarily the result of Polaroid vacating and the new leases at Technology Square with current operating and real estate tax bases. The $2.1 million decrease in interest and dividend income was primarily the result of a reduction in investment cash on hand due to our use of the March, 1998 Offering Proceeds to fund property acquisitions and investments. The $.6 million increase in rental income was primarily the result of the acquisition of Fort Point Place and releasing at 545 Technology Square. Additional leases executed at Technology Square have rent commencement dates subsequent to September 30, 1999. The $.7 million increase in other income was primarily the result of reimbursements from 215 Fremont St.--See Investing Activities.

    Our total expenses increased $.9 million for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase was due to increases in real estate taxes, interest expense, and depreciation and amortization expense of $.3 million, $.7 million, and $.7 million, respectively offset by decreases in property operating expenses and general and administrative expenses of $.1 million and $.7 million, respectively. The $.3 million increase in real estate taxes was primarily the result of the Fort Point Place acquisition. The $.7 million increase in interest expense was primarily the result of interest related to the Bankers Trust Company interim financing obtained in June, 1999. The $.7 million increase in depreciation and amortization expense was primarily the result of the Fort Point Place acquisition depreciation and the amortization of Bankers Trust Company interim financing fees. The $.1 million decrease in property operating expenses was primarily the result of the Technology Square redevelopment buildings taken out of service in 1999 offset by Fort Point Place acquisition property operating expenses. The $.7 million decrease in general and administrative expenses was primarily the result of the write-off of due diligence costs incurred in 1998 for projects not acquired.

    The minority interest in consolidated partnership represents the portion of the Operating Partnership that is not owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $37.1 million at September 30, 1999 as compared to $174.6 million at December 31, 1998. The decrease of $137.5 million was primarily the result of (i) the purchase of Series B Convertible Preferred Stock ("Series B Preferred") of Wyndham International, Inc. ("Wyndham"),
(ii) the funding of the mortgage note to PAH Batterymarch Realty Company, LLC,
(iii) the investment in 215 Fremont Street, (iv) the payment of the January 1999 dividend to stockholders and distribution to minority interests,
(v) the acquisition of Fort Point Place, (vi) the payment of Technology Square redevelopment costs and (vii) investments in Mathilda Research Centre and Millennium Tower, all offset by (i) proceeds received from the Bankers Trust Company interim financing note payable (the "Interim Financing"), (ii) the repayment of the mortgage note by PAH Batterymarch Realty Company, LLC and
(iii) cash flow from operations.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be funded from cash flow provided by operating activities and the dividend to shareholders of those shares of Series B Preferred of Wyndham subject to the voting trust. See "-- Investing Activities". We believe our short-term investment liquidity needs are to fund current real estate investments, developments and redevelopments, as well as securities held for investment. We expect to fund these needs from cash on hand and through mortgages and other debt instruments.

    We expect to meet long-term (greater than 12 months) liquidity requirements for the costs of additional development, real estate and real estate related investments, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through secured and unsecured indebtedness, joint ventures, sale of certain assets, the issuance of additional Operating Partnership units and equity securities and from current cash balances.

INVESTING ACTIVITIES

    On August 9, 1998, we entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer). The joint venture is developing Mathilda Research Centre, two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California. We agreed to fund up to $19.8 million of the development, of which, as of September 30, 1999, we had funded approximately $18.3 million using proceeds from the Original Offering. In conjunction with the construction loan closing, our equity investment was reduced to $17.5 million. See "--Financing Activities". On
June 18, 1999, the joint venture executed a lease with Juniper Networks, Inc. for one of the two buildings comprising approximately 144,000 of the development's approximately 267,000 square feet; the tenant also has an option to lease the other building.

    On September 1, 1998 we entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate company). The joint venture is developing Millennium Tower, a 19-story office and residential tower, in downtown Seattle, Washington. We agreed to fund $19 million of the development, of which, as of September 30, 1999, we had funded approximately $9.4 million using proceeds from the Original Offering.

    On May 21, 1999 and June 25, 1999 we funded mortgage note advances of approximately $12.3 million and $32.7 million, respectively (net of interest and fees) to PAH Batterymarch Realty Company, LLC, an entity wholly owned by Patriot American Hospitality Partnership, L.P. for the development of the Wyndham Batterymarch Hotel located in Boston, Massachusetts. The mortgage note was collateralized by a first mortgage lien on the property and was guaranteed by Wyndham and Patriot American Hospitality Partnership, L.P. We used proceeds from the Original Offering for the advances. The mortgage note had an interest rate of LIBOR plus 250 basis points and was repaid on July 1, 1999.

    On June 30, 1999, we invested $33.5 million, exclusive of closing and redevelopment costs, in 215 Fremont Street, a 299,000 square foot building located in the South Financial District of San Francisco, California. We used proceeds from the Interim Financing for the investment. On October 25, 1999, this investment was transferred to one of our affiliates, Beacon Capital Strategic Partners, L.P., a newly formed real estate limited partnership, the initial closing of which occurred on October 1, 1999. We were reimbursed for all costs associated with the acquisition and redevelopment of the property.

    On June 30, 1999, we purchased 1,050,000 shares of Series B Preferred of Wyndham at a net price of approximately $102.9 million. Simultaneously with this transaction, we transferred all of these shares of Series B Preferred to a voting trust (the "Voting Trust") (the trustee of which is a subsidiary of the Operating Partnership) and declared and paid a dividend of approximately $4.34 per share of common stock of BCP and a distribution of approximately $4.34 per operating partnership unit of the Operating Partnership. The aggregate value of the dividend and distribution was approximately $103.1 million and primarily consisted of our interest in shares of the Series B Preferred. Stockholders not able to receive such interests received cash of equivalent value. We used proceeds from the Original Offering for the Series B Preferred purchase. In August, 1999, we purchased an aggregate of approximately 30,480 units of the Voting Trust at a price of approximately $3.0 million. On November 2, 1999, we purchased approximately 18,036 units of the Voting Trust at a price of approximately $1.7 million. We used proceeds from the Interim Financing for the purchase of the Voting Trust units.

    On July 1, 1999, we purchased 450,000 shares of Series B Preferred at a net price of approximately $44.1 million. We used proceeds from the Original Offering for the Series B Preferred purchase. On October 29, 1999, we transferred 244,340 of these shares of Series B Preferred to Beacon Lodging, Inc., a Massachusetts corporation ("Beacon Lodging"). The voting common stock of Beacon Lodging is controlled by Messrs. Leventhal and Fortin. We own 99% of the economic interests in Beacon Lodging. Wyndham has a right to redeem up to 450,000 shares of the Series B Preferred that we have purchased, depending upon the results of a rights offering to current Wyndham common shareholders. Depending upon the timing and magnitude of Wyndham's rights offering, we may establish a second voting trust to hold some or all of the 450,000 shares of Series B Preferred.

    On July 13, 1999, we purchased Fort Point Place, a four-building, 335,000 square foot office and warehouse property located in the Boston, Massachusetts South Boston Waterfront District for aggregate consideration of approximately $24.3 million. Two buildings consist of approximately 145,000 square feet of office space. The other two buildings consist of approximately 190,000 square feet of warehouse space which were delivered to us vacant. We intend to renovate the warehouse space for use as residential condominiums. We used proceeds from the Interim Financing for the acquisition.

    On October 1, 1999, we completed the initial closing for Beacon Capital Strategic Partners, L.P., a real estate limited partnership, of which BCP Strategic Partners LLC, our wholly-owned subsidiary, is the General Partner. The initial equity commitment of $130 million includes investments from various endowments, foundations and other institutional investors. The fund will continue to accept capital commitments from additional limited partners for an interim time period and currently expects to meet its funding target of $250 million. We have committed to invest 20 percent of the total capital raised with a minimum investment of $50 million. Beacon Capital Strategic Partners, L.P. will be our exclusive real estate investment vehicle for a two-year period. The fund will invest in U.S. domestic real estate with a primary focus on office properties. The strategy will include redevelopment, development and other opportunities where we can maximize value through our operating skills and expertise.

    On October 8, 1999, we invested $6 million to acquire additional preferred stock in Cypress Communications, Inc. ("Cypress"). Including this investment, we hold a 9.7% diluted ownership position in Cypress. We used proceeds from the Interim Financing for the investment.

    On November 12, 1999, we invested $8 million in Co Space, Inc., a company that provides co-location space for data storage, telecommunication carriers, and web-hosting applications. This investment represents a 19% ownership position on a fully diluted basis. We used proceeds from the Interim Financing for the investment.

FINANCING ACTIVITIES

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

    On June 28, 1999, we obtained $100 million of secured Interim Financing. The Interim Financing matures in June 2000, but in certain circumstances can be extended for one year. Outstanding balances under the Interim Financing bear interest at a rate spread over the base rate or Eurodollar rate, as applicable. The spread is based upon certain loan to value ratios. At September 30, 1999, the outstanding balance of the Interim Financing was $100 million and the interest rate was 8.16%. The Interim Financing requires monthly payments of interest only and is secured by mortgages and assignments of rents on certain properties. Our ability to borrow under the Interim Financing is subject to our ongoing compliance with a number of financial and other covenants.

    On October 6, 1999, we obtained a 30 month $16 million loan from an institutional lender secured by Fort Point Place. The loan may be extended for one year if certain conditions are met. The lender has currently disbursed $12.5 million of the loan and the balance will be available when the project achieves certain leasing and debt service coverage thresholds. The loan bears interest at a rate of LIBOR plus 200 basis points and requires monthly payments of interest only.

    On October 29, 1999, Mathilda Associates LLC, the joint venture formed to develop Mathilda Research Centre, obtained a three-year $44 million construction loan from an institutional lender. As the construction of the two buildings at Mathilda Research Centre will be phased, the lender's obligation to make disbursements for the second building ($17 million) is subject to the project's satisfaction of certain conditions. The loan initially bears interest at a rate of LIBOR plus 275 basis points and may decrease to a rate of LIBOR plus 250 basis points when the first building is complete and Juniper Networks takes occupancy. The Operating Partnership has provided a completion guarantee.

CAPITALIZATION

    As of September 30, 1999, our total consolidated debt was approximately $118.8 million, and our total consolidated debt plus our proportionate share of total unconsolidated debt was approximately $153.0 million. Our current consolidated indebtedness has a weighted average rate of 8.15% (8.12% on fixed rate debt and 8.16% on variable rate debt), with maturities ranging from 2000 through 2022, and is secured by some of our properties. Our proportionate share of the current total unconsolidated mortgage debt on The Athenaeum Portfolio (in which we hold a 50% interest in the limited liability company that controls the two limited liability companies that hold title to this portfolio) is approximately $34.2 million with a rate of 8.485%. It has a stated maturity of 2027 and may be prepaid any time after January 2007. Prior to January, 2007 but after April, 1999, all or a portion of the loan may be defeased. In the event the loan is not paid in full in 2007, the interest rate changes to the greater of 13.485% or 5% over the applicable 20-year Treasury Rate. Our total consolidated and unconsolidated debt has a weighted average rate of 8.23% as of September 30, 1999.

    The following table, which includes both consolidated and unconsolidated debt, summarizes the scheduled amortization of principal and maturities of the loans outstanding.

                                                          SCHEDULED
                                                         AMORTIZATION   MATURITIES     TOTAL
                                                         ------------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
October 1, 1999 -- December 31, 1999...................     $  158                    $    158
2000...................................................        650       $100,000      100,650
2001...................................................        714             --          714
2002...................................................        727          1,426        2,153
2003...................................................        782             --          782
Thereafter.............................................      5,387         43,155       48,542
                                                            ------       --------     --------
    Total..............................................     $8,418       $144,581     $152,999
                                                            ======       ========     ========

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

                                                                                        FOR THE
                                                                                      PERIOD FROM
                                                                                   JANUARY 21, 1998
                                                                    NINE              (INCEPTION)
                                                                MONTHS ENDED       TO SEPTEMBER 30,
                                                             SEPTEMBER 30, 1999          1998
                                                             -------------------   -----------------
                                                                (UNAUDITED, DOLLARS IN THOUSANDS)
Income before extraordinary items and before minority
  interest in consolidated partnership.....................
                                                                   $ 6,980              $ 6,938
Add real estate related depreciation and amortization:
  Consolidated entities....................................          3,438                1,080
  Joint venture entities...................................          1,549                  936
                                                                   -------              -------
Funds from operations before minority interest.............         11,967                8,954
Company share of consolidated partnership..................          88.40%               94.39%
                                                                   -------              -------
Company funds from operations..............................        $10,579              $ 8,452
                                                                   =======              =======
Weighted average number of common shares outstanding (in
  thousands)...............................................         20,974               20,668
                                                                   =======              =======

PROPERTY INFORMATION

    The following chart sets forth the occupancy rate, expressed as a percentage, the average annual Base Rent (as defined below) and the average Net Effective Rent (as defined below) per square foot for each of our properties as of September 30, 1999. Base Rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation charges, less total operating expenses and real estate taxes.

                                                                                     AVERAGE    AVERAGE
                                                                TOTAL        %         BASE     NET EFF
PROPERTY                                                        AREA       LEASED      RENT       RENT
--------                                                      ---------   --------   --------   --------
SOUTH BOSTON, MA:
Fort Point Place (1)........................................    145,222      97%      $15.49     $ 9.11
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average South Boston, MA..............    145,222      97%       15.49       9.11
                                                              ---------     ---       ------     ------
CAMBRIDGE, MA:
215 First Street (2)........................................    306,084     100%       20.17      15.08
One Kendall Square Cinema (2)...............................     31,641     100%       18.29      13.48
Buildings 100--500 (2)......................................    222,372     100%       26.68      20.05
Buildings 600/650/700 (2)...................................    236,661      97%       34.22      25.02
Buildings 1500 & 1700 (2)...................................     39,707      90%       16.07      11.56
Building 1400 (2)...........................................    133,211     100%       30.48      21.51
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    969,676      99%       26.27      19.33
                                                              ---------     ---       ------     ------
545 Technology Square (3)...................................    156,270      96%       32.33      23.98
549 Technology Square (4)...................................     40,377      35%       14.29      14.29
565 Technology Square (3)...................................    203,600      51%       35.00      27.86
575 Technology Square (3 & 5)...............................    182,250      59%       37.92      29.77
The Draper Building (NNN) (2)...............................    474,817     100%        6.16       6.16
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................  1,057,314      80%       18.45      15.08
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average Cambridge, MA.................  2,026,990      89%       22.60      17.33
                                                              ---------     ---       ------     ------
SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ................................................     42,000      73%       13.61       7.59
Brandywine Place............................................     66,237      90%       12.59       9.55
Crosspoint Atrium...........................................    220,212      85%       13.49       7.60
Forest Abrams Place.........................................     68,827      99%       13.65       7.80
6500 Greenville Avenue......................................    114,600      90%       13.62       7.38
Northcreek Place II.........................................    163,303      88%       15.05       8.68
One Glen Lakes..............................................    166,272      90%       16.45      11.74
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    841,451      88%       14.35       8.79
                                                              ---------     ---       ------     ------
R&D / INDUSTRIAL
Park North Business Center..................................     36,885      92%        5.82       4.80
Plaza at Walnut Hill........................................     88,280      88%        7.47       4.62
Richardson Business Center..................................     66,300     100%        4.42       4.27
Richardson Commerce Centre..................................     60,517      79%        7.17       5.57
Sherman Tech................................................     16,176     100%        7.17       5.23
T I Business Park...........................................     96,902      89%        6.42       5.34
Venture Drive Tech Center...................................    128,322      85%        4.56       3.28
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    493,382      89%        5.90       4.51
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average Suburban Dallas, TX...........  1,334,833      88%       11.22       7.20
                                                              ---------     ---       ------     ------
  Total / Weighted Average Properties.......................  3,507,045      89%      $17.99     $13.15
                                                              =========     ===       ======     ======

----------------------------------

(1) Fort Point Place includes two additional buildings that are not included in these figures. The two buildings consist of approximately 190,000 square feet of vacant warehouse space. We intend to renovate the warehouse space for use as residential condominiums.

(2) Currently being offered for sale, see "Recent Developments"

(3) The rentable areas of 545, 565 and 575 Technology Square have been modified to reflect recent re-measurements according to BOMA standards. 565 and 575 Technology Square are currently undergoing substantial renovation and releasing programs.

(4) The building is occupied on a temporary basis and is expected to be demolished as part of the overall development plan.

(5) The 575 Technology Square information represents a signed lease for a tenant due to occupy their space in January 2000.

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties the Company owned or had an interest in as of September 30, 1999.

                                             SQUARE     % OF SQUARE    ANNUAL    % ANNUAL      # OF
                                            FEET (1)     FEET (2)     RENT (3)   RENT (4)   TENANTS (5)
                                            ---------   -----------   --------   --------   -----------
10/1/99--12/31/99.........................     87,948        2.5%     $ 1,116       1.8%         42
2000......................................    431,945       12.3%       6,623      10.8%         88
2001......................................    802,755       22.9%      10,068      16.4%         74
2002......................................    453,465       12.9%       8,884      14.5%         82
2003......................................    455,626       13.0%       8,348      13.6%         58
Thereafter................................    896,381       25.6%      26,292      42.9%         65
                                            ---------      -----      -------     -----         ---
  Total...................................  3,128,120       89.2%     $61,331     100.0%        409
                                            =========      =====      =======     =====         ===

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

RECENT DEVELOPMENTS

    In April of 1999, we announced that we have offered for sale a portfolio of properties located in Cambridge, Massachusetts. See -- "Property Information." The portfolio, known as The Cambridge Technology Portfolio, consists of the entire Athenaeum Portfolio and The Draper Building. The offering price is approximately $286 million.

YEAR 2000 READINESS DISCLOSURE

    The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. The inability of a computer to properly process dates after 1999 could result in system failures or miscalculations. Such failures in our computers could lead to disruptions in our activities and operations. If we fail, or our significant tenants or vendors fail, to make necessary modifications and conversions on a timely basis to remedy these problems, the Year 2000 issue could have a material adverse effect on us and our results of operations or financial position. We believe that our competitors face similar risks in regard to Year 2000.

    We are managing our Year 2000 initiative to minimize any adverse effect on our business operations. We have established a Year 2000 committee to address Year 2000 concerns. The Year 2000 committee has implemented a Year 2000 initiative with the following phases: (i) introducing Year 2000 awareness;
(ii) identifying our systems with potential Year 2000 issues; (iii) assessing and budgeting Year 2000 compliance costs; (iv) remediation; (v) testing;
(vi) contacting third party managers and material vendors to assess their Year 2000 compliance; and (vii) developing a contingency plan in case our Year 2000 initiative is not successful.

    We have completed phases (i), (ii), (iii), (iv) and (v) of our Year 2000 initiative. We have reviewed our corporate computer operations that consist of recent releases of network systems, accounting, property management and desktop applications. All such systems were installed in 1998 and we have contacted the vendors of these systems for assurance that the systems are Year 2000 compliant. All corporate hardware and software have been upgraded to meet the vendor's specifications in regards to Year 2000 compliance.

All corporate and property financial records are maintained on our corporate accounting system which is Year 2000 compliant. Although the testing of these systems has been successfully completed, we will continue to test hardware and software through December 31, 1999.

    We are in the final stage of phase (vi) of our Year 2000 initiative. Included in the contractual obligations of the third party managers who operate our properties is an undertaking to work with us on our Year 2000 initiative. The third party managers are responsible for resolving Year 2000 issues with respect to the building systems and the systems of the properties' tenants and vendors. Over the last year, our Year 2000 committee has had regular communications with our third party managers concerning Year 2000 compliance. We are anticipating the third party manager's final completion statement by mid November.

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

    We have not incurred any material costs to address Year 2000 compliance. We do not currently expect that future costs, if any, incurred in connection with the initiative will have a material adverse impact on our results of operations or financial position.

    In the unlikely event that we do not successfully address the Year 2000 issues, we have developed a contingency plan for our operations. The plan includes the use of a "hot site" that would enable us to mirror our existing environment to continue daily corporate and property financial operations. We believe that we have substantially completed our Year 2000 initiative and will continue to address any hardware and software changes that may adversely effect our systems.

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

    The following table summarizes our debt obligations outstanding as of September 30, 1999. This information should be read in conjunction with Notes 5 and 6 to the consolidated financial statements.

                                                          EXPECTED MATURITY DATE
                         10/1/99-
                         12/31/99     2000       2001       2002       2003     THEREAFTER    TOTAL     FAIR VALUE
                         --------   --------   --------   --------   --------   ----------   --------   ----------
                                                          (DOLLARS IN THOUSANDS)
Liabilities
LONG-TERM DEBT:
-----------------------
FIXED RATE.............   $   88    $    373     $404      $1,815      $414       $15,696    $ 18,790    $ 18,790
Weighted Average Fixed
  Interest Rate........     8.1%        8.1%     8.1%        8.0%      8.0%          8.6%        8.2%

VARIABLE RATE..........       --    $100,000       --          --        --            --    $100,000    $100,000
Current Variable
  Interest Rate........       --       8.16%       --          --        --            --       8.16%

                         BEACON CAPITAL PARTNERS, INC.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

    On August 20, 1999 an action was filed in the Massachusetts Superior Court of Suffolk County by The Gillette Company against the Company, the City of Boston Zoning Board of Appeals and others in which Gillette is appealing the zoning approvals obtained by the Company to convert two vacant warehouse buildings into residential condominiums at the Fort Point Place property located in the South Boston Waterfront District. The Company intends to vigorously defend itself and to seek to uphold the zoning approvals previously obtained.

Item 2.  Changes in Securities and Use of Proceeds

    None.

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)   3.1    Articles of Incorporation.(1)
              3.2    Certificate of Correction to Articles of Incorporation.(1)
              3.3    Amended and Restated By-laws.(1)
              3.4    Agreement of Limited Partnership of Beacon Capital Partners,
                       L.P.(2)
              3.5    First Amendment to Agreement of Limited Partnership.(2)
             10.1    Employment and Non-Competition Agreement for Alan M.
                       Leventhal.(1)
             10.2    Employment and Non-Competition Agreement for Lionel P.
                       Fortin.(1)
             10.3    Beacon Capital Partners 1998 Stock Option and Incentive
                       Plan.(1)
             10.4    Form of Indemnification Agreement between the Registrant and its directors and executive officers.(1)
             10.5    Purchase and Sale Contract between Eastern Properties Master
                       LLC and the Registrant.(1)
             10.6    Contract of Sale for Bank One Building.(2)
             10.7    Contract of Sale for 6500 Greenville Building.(2)
             10.8    Contract of Sale for North Creek II Building.(2)
             10.9    Contract of Sale for One Glen Lakes Building.(2)
             10.10   Contract of Sale for Crosspoint Atrium Building.(2)
             10.11   Contract of Sale for Brandywine Place Building.(2)
             10.12   Contract of Sale for Forest Abrams Building.(2)
             10.13   Contract of Sale for Sherman Tech Building.(2)
             10.14   Contract of Sale for Venture Tech Building.(2)
             10.15   Contract of Sale for Plaza at Walnut Building.(2)
             10.16   Contract of Sale for Richardson BC Building.(2)
             10.17   Contract of Sale for Park North SC Building.(2)
             10.18   Contract of Sale for TI Business Center.(2)
             10.19   Contract of Sale for Richardson CC Building.(2)
             10.20   Contribution Agreement by and between Luddite Associates and
                       Beacon Capital Partners, L.P.(3)
             10.21   Credit Agreement with Bankers Trust Company.(4)
             10.22   Securities Purchase Agreement by and among Patriot American
                       Hospitality, Inc., Wyndham International, Inc., Beacon
                       Capital Partners, L.P. and the remaining parties named
                       therein.(5)
             10.23   Amendment to Securities Purchase Agreement by and among
                       Patriot American Hospitality, Inc., Wyndham International,
                       Inc., Beacon Capital Partners, L.P. and the remaining
                       parties named therein.(6)

             27.     Financial Data Schedule.

        (b)  Current report on Form 8-K filed on July 1, 1999.
             Current report on Form 8-K filed on September 13, 1999.

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

(4) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 16, 1999.

(5) Incorporated by reference to the joint Current Report on Form 8-K filed by Wyndham International, Inc. and Patriot American Hospitality, Inc. on March 2, 1999.

(6) Incorporated by reference to the Current Report on Form 8-K filed by Wyndham International, Inc. on July 13, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      BEACON CAPITAL PARTNERS, INC.

                                                      /s/ RANDY J. PARKER
                                                      ------------------------------------------------
                                                      Randy J. Parker
                                                      Chief Financial Officer (Authorized Officer and
November 15, 1999                                     Principal Accounting Officer)