Form 10-K
period 1999-12-31
BEACON CAPITAL PARTNERS INC
filed 2000-03-31
CIK 1063893

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25323

                            ------------------------

                         BEACON CAPITAL PARTNERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                          MARYLAND                                         04-3403281
      (State or Other Jurisdiction of Incorporation or        (I.R.S. Employer Identification No.)
                       Organization)

    ONE FEDERAL STREET, 26TH FLOOR BOSTON, MASSACHUSETTS                     02110
          (Address of Principal Executive Offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (617) 457-0400

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

    As of March 27, 2000, there were 20,973,932 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

(1) Certain portions of our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                   PAGE
                                                                                 --------
Part I.

    Item 1.        Business....................................................       3
    Item 2.        Properties..................................................      25
    Item 3.        Legal Proceedings...........................................      26
    Item 4.        Submission of Matters to a Vote of Security Holders.........      26

Part II.

    Item 5.        Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................      27
    Item 6.        Selected Financial Data.....................................      27
    Item 7.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................      27
    Item 7A.       Quantitative and Qualitative Disclosures About Market
                   Risk........................................................      39
    Item 8.        Financial Statements and Supplementary Data.................      39
    Item 9.        Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................      39

Part III.

    Item 10.       Directors and Executive Officers of the Registrant..........      40
    Item 11.       Executive Compensation......................................      40
    Item 12.       Security Ownership of Certain Beneficial Owners and
                   Management..................................................      40
    Item 13.       Certain Relationships and Related Transactions..............      40

Part IV.

    Item 14.       Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K....................................................      41

Signatures.....................................................................      42

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Beacon Capital Partners, Inc. ("we" or the "Company") is a Maryland corporation established to conduct real estate investment and development activities. The Company was originally formed on January 21, 1998 as a Massachusetts corporation and reincorporated (through a merger) in Maryland on March 17, 1998. We are headquartered in Boston, Massachusetts and have a regional office in Los Angeles, California. In 1999, we qualified as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended. We are the sole General Partner of Beacon Capital Partners, L.P. (the "Operating Partnership").

    At December 31, 1999, we owned, directly or through a joint venture, 26 operating properties, consisting of 43 buildings and approximately 3.5 million square feet. As of December 31, 1999, the properties were 93% leased. We also have an approved development plan in Cambridge, Massachusetts to construct approximately 600,000 square feet of office and laboratory space. We are also part of a joint venture that is developing two office/R&D buildings in Sunnyvale, California. In addition, we are part of a joint venture that is developing a high-rise building in Seattle, Washington. On October 1, 1999, we established Beacon Capital Strategic Partners, L.P. ("BCSP"), a private real estate limited partnership. BCSP will be our exclusive real estate investment vehicle for a period of up to two years from October 1, 1999.

    Since our inception, we have made distributions to our unitholders and stockholders. We have paid two cash dividends and have also distributed our interests in three voting trusts established to hold stock of companies in which we have made investments. The following chart summarizes these distributions. The numbers in the chart assume you have held 1,000 shares of common stock of the Company since March 1998. If you did not hold any common stock on the date of record for each of the distributions of the interests in the voting trusts, you would not receive an interest in the relevant voting trust and will not receive any distributions made in respect of that particular voting trust. An interest in each of the voting trusts is the equivalent to one share of the underlying securities held by that specific voting trust.

   DATE OF RECORD         DISTRIBUTION RATE             DESCRIPTION                 YOUR HOLDINGS
March 19, 1998         N/A                       Purchase of 1,000 shares     1,000 shares of the
                                                                              Company's common stock

December 28, 1998      $0.48 per share           1998 cash dividend           $480

June 8, 1999           0.04433462 interests in   Distribution of Wyndham      44.3346 interests in
                       the Wyndham voting        voting trust                 Wyndham voting trust
                       trust per share of the
                       Company's common stock

September 30, 1999     Annual 9.75%, dividend    Wyndham preferred stock      $32.42 and .7565
                       payment date = 1 (See     quarterly dividend           additional interests in
                       Note 1)                                                Wyndham voting trust, for
                                                                              a total of 45.0911
                                                                              Wyndham voting trust
                                                                              interests

December 31, 1999      Annual 9.75%, dividend    Wyndham preferred stock      $32.42 and .7751
                       payment date = 2 (See     quarterly dividend           additional interests in
                       Note 1)                                                Wyndham voting trust, for
                                                                              a total of 45.8662
                                                                              Wyndham voting trust
                                                                              interests

January 5, 2000        0.039632294 interests     Distribution of Cypress      39.6323 interests in
                       in the Cypress voting     voting trust                 Cypress voting trust
                       trust per share of the
                       Company's common stock

February 10, 2000      4.5 for 1 split of        Cypress stock split from     178.3453 converted
                       Cypress voting trust      preferred stock to common    interests in Cypress
                       interests                 stock                        voting trust

February 24, 2000      $0.50 cash dividend on    2000 cash dividend           $500
                       common stock

March 22, 2000         0.224568409 interests     Distribution of CO Space     224.5684 interests in CO
                       in the CO Space voting    voting trust                 Space voting trust
                       trust per share of the
                       Company's common stock

    Note 1: The Wyndham dividend is paid quarterly, partially in cash and partially in paid in kind shares. The cash portion of the dividend is based on a formula that keeps the cash dividend flat over the first six years. As defined in the Certificate of Designation, "Cash Percentage" means, as to any date, the amount calculated on the basis of the following formula (expressed as a percentage), with the dividend payment period ("DPP") referring to the number of dividend payment dates that have occurred prior to such date: 73,125/(7,000,000 times 1.024375 raised to the power of DPP (i.e., 1.024375(DPP)), plus 3,000,000).

RECENT EVENTS

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

    On June 24, 1998, we purchased a four-building complex known as Technology Square and an adjacent building known as The Draper Building, consisting of 1,026,000 square feet located in Cambridge, Massachusetts. We paid approximately $71.6 million in cash and issued approximately $51.4 million of Operating Partnership units for the properties. In 1999, we began renovation and releasing of two of the buildings and razed one building. We commenced a new development plan to construct approximately 600,000 square feet of additional office and laboratory space. Construction of the first building (176,000 square feet) has begun and we currently expect it to be completed in the second quarter of 2001.

    The Draper Building is 100% leased to The Charles Stark Draper Laboratory, Inc. ("Draper") on a long-term lease which expires on October 19, 2001. The lease contained extension options through October 19, 2051. The lease states that the first extension option was "to be exercisable by notice from Tenant to Landlord given not later than the end of the 23rd year of the Term [October 19, 1999]." All subsequent extension options were only exercisable if Draper had exercised its first extension option. We did not receive a notice from Draper stating that it was exercising its extension option under the lease. The lease also contains an option to acquire The Draper Building and a right of first offer to acquire The Draper Building, each under certain circumstances.

    The extension options in the lease provided for fixed rental rates which were substantially below the current market rate. Prior to the occurrence of the event described above, we had valued The Draper Building under the assumption that Draper would exercise its extension options. We do not believe that this assumption is still warranted.

    On July 1, 1998, we acquired the Dallas Office and Industrial Portfolio, a 1,335,000 square foot portfolio of seven office properties and seven research & development properties located in suburban Dallas, Texas. The total consideration was $91.2 million, including the assumption of approximately $21.7 million of first mortgage debt.

    On August 9, 1998, we executed a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer) to develop two Class A office/R&D buildings in Sunnyvale, California known as Mathilda Research Centre. Construction has commenced and we currently expect to complete the first building in June 2000 and the second building in June 2001. Both buildings are 100% pre-leased to Juniper Networks, Inc.

    On September 1, 1998, we executed a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate company) to develop a 19-story, Class A office/retail and residential high-rise building in downtown Seattle, Washington known as Millennium Tower. Construction has begun and we currently expect it to be completed in the fourth quarter of 2000.

    On September 30, 1998 and October 8, 1999, we invested an aggregate of
$11 million to acquire preferred stock in Cypress Communications, Inc. ("Cypress"), a company which provides bundled communications services to tenants in multi-tenant commercial buildings. On January 5, 2000, we distributed all of this stock to our stockholders and unitholders subject to the terms of a voting trust. On February 10, 2000, Cypress successfully completed its initial public offering. See --"Item 7. Investing Activities".

    On June 30, 1999, we acquired 215 Fremont Street, a 299,000 square foot building located in the South Financial District of San Francisco, California. The purchase price was $33.5 million. We intend to expand and fully redevelop the property into Class A office space. On
October 25, 1999, we transferred the property to one of our affiliates, BCSP, and we were reimbursed for all costs incurred to date associated with the acquisition, redevelopment, and carrying of the property.

    On June 30, 1999, we invested approximately $102.9 million to acquire 1,050,000 shares of preferred stock of Wyndham International, Inc. ("Wyndham"). On June 30, 1999, we distributed this stock to our stockholders and unitholders subject to the terms of a voting trust. Subsequent to June 30, 1999, we purchased approximately 57,578 of the Wyndham voting trust interests for an aggregate price of approximately $5.3 million.

    On July 1, 1999, we invested approximately $44.1 million to acquire 450,000 shares of preferred stock of Wyndham. On October 29, 1999, we transferred 244,340 of these Wyndham preferred shares to Beacon Lodging, Inc., a Massachusetts corporation ("Beacon Lodging"). The voting common stock of Beacon Lodging is controlled by Messrs. Leventhal and Fortin. We own approximately 99% of the economic interests in Beacon Lodging. On December 9, 1999, Wyndham completed a rights offering to its current common shareholders and redeemed approximately 8,399 shares of preferred stock held by us at a price of approximately $0.9 million.

    On July 13, 1999, we purchased Fort Point Place, a four-building 335,000 square foot office and warehouse property located in the Boston, Massachusetts South Boston Waterfront District for aggregate consideration of approximately $24.3 million. We plan to redevelop the warehouse buildings for residential use. See --"Item 3. Legal Proceedings".

    On October 1, 1999, we completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners, LLC, our wholly owned subsidiary, is the General Partner. Subsequent to October 1, 1999, we completed additional closings and as of March 28, 2000, (the BCSP final closing date), equity commitments totaled $287.5 million, of which our equity commitment was $57.5 million. The commitments are from various endowments, foundations, pension funds and other institutional investors. BCSP will be our exclusive real estate investment vehicle for a period of up to two years.

    On November 12, 1999, we invested $8 million to acquire preferred stock in CO Space, Inc., ("CO Space") a company that provides co-location space for data storage, telecommunication carriers, and web-hosting applications. On March 24, 2000, we distributed all of this stock to our stockholders and unitholders subject to the terms of a voting trust.

    On January 28, 2000, we announced a share repurchase program of up to $30 million of our common shares over the next six months. The timing and size of the repurchases are subject to market conditions, stock prices and our cash position and requirements. As of March 28, 2000, no repurchases have been executed.

INVESTMENT STRATEGIES

    Our real estate investment strategy will be implemented through BCSP, a real estate limited partnership, which we established in October 1999. For a period of up to two years from October 1, 1999, BCSP will serve as our exclusive real estate investment vehicle. In addition, the Company may elect to make investments in non real estate entities. We have committed to invest 20% of the total capital in BCSP and will serve as its General Partner. The investment strategy of BCSP is consistent with the strategy that has been employed by the Company since its inception.

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

    (ii) DEVELOPMENT AND RE-DEVELOPMENT. On a selected basis, we target investments requiring strategic ground-up development or re-development of existing properties that can benefit from repositioning. We expect to seek out opportunities where market vacancy rates and market rents justify new construction and where job growth will support new demand for office, laboratory and industrial space.

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

CORPORATE STRATEGY

    Given current market conditions, we do not believe that it is in the best interest of the Company to complete an initial public offering in the foreseeable future. We expect to generate cash for purposes of making distributions to shareholders, or to repurchase our Common Stock, by refinancing or selling assets. We intend to continuously evaluate our opportunities for refinancing or selling assets with the intention of completing such transactions upon advantageous terms. No assurances can be made, however, that we will be able to complete the refinancings or sales of assets upon favorable terms, if at all.

ENVIRONMENTAL MATTERS

    We do not expect any costs associated with environmental issues at our properties to have a material adverse effect on the Company.

COMPETITION

    We compete in the leasing of office, laboratory and industrial space with a considerable number of other realty concerns, some of which may have greater marketing and financial resources than us.

SEASONALITY

    The Company's office, laboratory and industrial properties have not traditionally experienced significant seasonality.

EMPLOYEES

    As of December 31, 1999, we had 31 full time employees.

RISK FACTORS

    In addition to other information contained in or incorporated by reference in this Form 10-K, you should carefully consider the following risk factors before investing in our Common Stock:

ECONOMIC AND BUSINESS RISKS

WE DEPEND ON KEY PERSONNEL WHOSE CONTINUED SERVICE IS NOT GUARANTEED

    We believe that our success depends in large part upon the experience of Alan M. Leventhal, Lionel P. Fortin and other members of our senior management whose continued service is not guaranteed. We have executed employment and non-competition agreements with Messrs. Leventhal and Fortin, but we cannot guarantee that these agreements are judicially enforceable. If we lost the services of either Mr. Leventhal or Mr. Fortin, our operations might suffer. Until we found a qualified replacement, we would be less capable of:

    --  obtaining real estate investment opportunities;

    --  capitalizing upon relationships in the real estate industry; and

    --  structuring and executing potential investments.

    We cannot assure you that we would replace Mr. Leventhal or Mr. Fortin with someone who has equivalent knowledge and experience. We may not be able to successfully recruit additional personnel. Any additional personnel we do recruit may not have the requisite skills, knowledge or experience necessary or desirable to enhance our incumbent management. In addition, we do not currently maintain key-man life insurance on any of our executive officers.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY

    ADDITIONAL FINANCING MAY NOT BE AVAILABLE

    Our ability to implement our growth strategy depends on access to the capital necessary to invest in assets. If we fail to obtain the necessary capital, our ability to acquire assets could suffer.

    WE MAY FAIL TO EFFECTIVELY MANAGE OUR RAPID GROWTH

    To successfully implement our acquisition strategy, we must integrate acquired assets into our existing operations. As such, we must consolidate functions and integrate the departments, systems and procedures of the acquired assets with our operations. Integration presents a significant challenge to us. If we fail to effectively integrate new assets, our results of operations and financial condition could suffer.

    COMPLEX ACQUISITIONS HAVE A GREATER RISK OF FAILURE

    We intend to acquire multiple assets in a single transaction. This technique reduces acquisition expenses and provides us with operating leverage. However, portfolio acquisitions are more complex than single-property acquisitions. The risk that a multiple property acquisition will not close is greater than in a single-property acquisition. In addition, the cost of a failed portfolio acquisition closing is greater than the cost of a failed single-property acquisition closing. If one of our portfolio acquisition closings failed, we would incur a charge against our earnings for the costs related to that failed acquisition.

    Our portfolio acquisitions may result in the acquisition of assets located in geographically dispersed markets that are geographically removed from our principal markets. This geographic diversity could strain our ability to manage such dispersed assets. In addition, a seller may demand that we purchase a group of properties together despite one or more failing to meet our investment criteria. If this were to occur, we would attempt to either:

    --  make a joint bid with another buyer; or

    -- purchase the portfolio with the intent to subsequently dispose of those assets which do not meet our investment criteria.

This strategy presents two problems:

    -- If we participate in a joint bid, the other buyer may default on its obligations and increase the risk that the acquisition may not close.

    -- If we intend to dispose of assets that we do not wish to own, there can be no assurance as to how quickly we could sell or exchange such assets or the terms on which they could be sold or exchanged.

    DEVELOPMENT OR REDEVELOPMENT OF ASSETS IS COSTLY AND MAY NOT YIELD ECONOMIC
     BENEFITS

    We intend to develop and construct real estate-related assets in accordance with our development and underwriting policies. Risks associated with such development and construction activities include the risks that:

    (i) we may abandon development opportunities after expending resources to determine feasibility;

    (ii) construction costs may exceed original estimates;

    (iii) occupancy rates and rents at a newly completed property may not be sufficient to make the project profitable;

    (iv) financing may not be available on favorable terms;

    (v) construction and lease-up may not be completed on schedule and thus result in increased debt service expenses and construction costs;

    (vi) we may be unable to obtain (or be delayed in obtaining) all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;

    (vii) since new projects require a substantial portion of management's time and attention, management may be significantly preoccupied with these new projects (regardless of whether or not they are ultimately successful);

    (viii)permanent financing may not be available or may only be available on unfavorable terms; and

    (ix) our losses may exceed our investment return if the project is unsuccessful.

CONFLICTS OF INTEREST EXIST BETWEEN THE COMPANY AND OTHERS

    CONFLICTS RELATING TO THE OPERATING PARTNERSHIP

    The Company (as the General Partner of the Operating Partnership) will have fiduciary obligations to the limited partners of the Operating Partnership that may conflict with the interests of our stockholders. In addition, the limited partners will have the right to vote:

    -- as a class on certain amendments to the Operating Partnership agreement; and

    -- individually to approve certain amendments that would adversely affect their rights.

    The limited partners' voting rights may be exercised in a manner that conflicts with your interests if you should acquire shares of our Common Stock.

    Under the terms of the Operating Partnership agreement, the General Partner (currently the Company) must obtain approval from the partners of the Operating Partnership to engage in certain transactions if, pursuant to the Maryland General Corporate Laws or our organizational documents, a transaction would require a vote of our stockholders. As such, approval of the stockholders and the partners would be necessary before certain transactions could be consummated. The partners' interest in approving any such transaction may or may not align with the stockholders' interest in approving the transaction. Thus, the partners may prevent consummation of a transaction which the stockholders believe is in their best interest.

    CONFLICTS RELATING TO THE BCP SISTER CORP.

    Certain of our officers and directors may also serve as officers or directors of a BCP Sister Corp. (if and when formed). This may create conflicting demands on the time of those officers and directors serving both the Company and the BCP Sister Corp. If (as expected) ownership of the BCP Sister Corp. and the Company ultimately differ, conflicts of interest may develop. We cannot assure you that conflicts between the Company and the BCP Sister Corp. will not arise concerning short-term or long-term business plans, investment strategy, geographic concentration or services provided.

    In addition, provisions in the BCP Sister Corp.'s formation documents are expected to:

    (i) enable the BCP Sister Corp. to enter into transactions with the Company to the extent deemed beneficial by their respective boards of directors; and

    (ii) generally prohibit the BCP Sister Corp. from engaging in activities or making investments appropriate for a REIT unless:

    -- the Company is first given the opportunity to engage in the activity or make the investment; and

    --  the Company elects to not engage in the activity or make the investment.

    We cannot assure you that any agreement will prevent conflicts between the Company and the BCP Sister Corp. regarding which person or entity may pursue potential business opportunities (if any).

    CONFLICTS RELATING TO THE INCENTIVE RETURN

    Our Long-Term Incentive Plan consists of a convertible unit issued to Beacon Capital Participation Plan ("BCPP") on March 16, 1998. BCPP is an entity owned and controlled by our management. BCPP was established to receive the convertible unit of the Operating Partnership. Messrs. Leventhal and Fortin control and own equity interests in BCPP and certain members of our management also hold minority interests in BCPP.

    If we meet certain earnings goals, the convertible unit will convert into a number of incentive units of limited partnership interest in the Operating Partnership ("Incentive Units"). The earnings goals are measured at the end of the three-year period following January 1, 1999. The value of the Incentive Units will be equal to the Incentive Return. The Incentive Return is calculated based on the growth of the Company's Funds from Operations above a specified benchmark (measured at the end of a specified period).

    Recently, we adopted a new Management Incentive Plan (the "New Plan"), which is being submitted to our stockholders for ratification at our 2000 Annual Meeting of Stockholders. The New Plan contemplates that BCPP will receive its Incentive Return only after our investors have received a return of their capital with a ten percent per annum cumulative compounded return. For purposes of determining the amounts of incentive distributions payable under the New Plan, our June 1999 distribution of interests in the voting trust formed to hold shares of Wyndham's preferred stock (the "Wyndham Preferred Stock"), the January 2000 distribution of interests in the voting trust formed to hold shares of Cypress' preferred stock and the March 2000 distribution of interests in the voting trust formed to hold shares of CO Space's preferred stock would NOT be treated as distributions to the partners of the Operating Partnership. Instead, the shares held by the voting trusts would be treated as if held by the Operating Partnership until such time as those shares were actually distributed to the beneficial holders of the interests in the voting trusts, at which time all of the partners of the Operating Partnership would be treated as receiving a pro rata distribution from the Operating Partnership in the amount of the then value of the shares distributed from a voting trust (regardless of the extent to which the investors continue to hold interests in a voting trust). Payment-in-kind dividends of additional shares of Wyndham Preferred Stock received by the Wyndham voting trust and retained in the trust in accordance with the terms of the voting trust agreement also would be treated as distributed pro rata to the partners of the Operating Partnership in accordance with their partnership interests when ultimately distributed out of the Wyndham voting trust. Similarly, cash or other amounts received by a voting trust would be treated as a pro rata distribution to the partners of the Operating Partnership in accordance with their units at such times that such cash or other amounts are distributed out of the voting trust to the holders of beneficial interest in the voting trust. Similar rules would apply to any additional voting trust, or similar arrangement established by the Company. If adopted, purchasers of our common stock who do not simultaneously purchase a proportionate amount of the shares held through these three voting trusts might not realize all of the economic benefits upon which management's compensation will be calculated.

    The New Plan was designed to align the interests of our management with the interests of our stockholders by having members of management purchase an equity interest in BCPP. However, we cannot assure you that conflicts will not arise between management's interests and stockholders' interests.

    POLICIES WITH RESPECT TO CONFLICTS OF INTEREST

    We intend to adopt policies designed to eliminate or minimize conflicts of interest. One such policy would require that all transactions in which officers or directors have a conflicting interest must be approved by a majority of our Independent Directors. However, we cannot assure you that any policy will successfully minimize or eliminate conflicts of interest. If our policies fail, decisions could be made that do not fully reflect the stockholders' interests.

LEVERAGE CAN REDUCE INCOME AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS

    We intend to leverage our assets by borrowings through bank credit facilities, mortgage loans on real estate and other borrowings. Our return on investments and cash available for distribution to stockholders might suffer by changes in market conditions which cause the cost of the financing to exceed the income from the asset. We have obtained an interim financing facility that bears interest at a variable rate. If we do not engage in a successful hedging strategy with respect to this financing, an increase in the interest rate payable on such financing could cause higher debt payments and could materially adversely affect liquidity and results from operations.

    Leverage creates an opportunity for increased returns on equity, but also creates risks. For example, debt service payments can reduce the net income available for distributions to stockholders. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we may lose some or all of our assets to foreclosure or sale to satisfy our debt obligations. Interest rate changes can affect our income by affecting:

    -- the spread between the income on our assets and interest-bearing liabilities;

    --  the value of our interest-earning assets; and

    --  our ability to realize gains from the sale of assets.

    We have adopted guidelines to maintain a debt to total market capitalization ratio not in excess of 60%. This policy enables us to incur additional indebtedness as the value of our assets increases even though there has not necessarily been a corresponding increase in our ability to service our indebtedness. For purposes of this policy, our debt to market capitalization ratio is calculated as:

    -- our proportionate share of total consolidated and unconsolidated debt as a percentage of the market value of our assets; plus

    --  our proportionate share of total consolidated and unconsolidated debt.

    Our Charter and Bylaws do not limit the amount of indebtedness we can incur. Accordingly, our Board of Directors could alter or eliminate this policy. They would do so, for example, if it were necessary for us to continue to qualify as a REIT.

RISKS ASSOCIATED WITH HEDGING INVESTMENTS AND INVESTMENTS IN DERIVATIVES

    Interest rate changes may adversely affect our investments. Interest rates are highly sensitive to many factors, including:

    --  governmental, monetary and tax policies;

    --  domestic and international economic and political considerations; and

    --  other factors beyond our control.

    We may employ a hedging strategy to limit the effects of interest rate changes on our operations, including engaging in interest rate swaps, caps, floors and other interest rate exchange contracts. Our use of these types of derivatives to hedge our assets and liabilities carries certain risks, such as:

    -- losses on a hedge position may reduce the funds available for distribution to stockholders; and

    -- losses on a hedge position may exceed the amount invested in such instruments.

    We have no formal policy with respect to hedging investments or investments in derivatives. There is no perfect hedge for any investment, and a hedge may not perform its intended use of offsetting losses on an investment. Moreover, we are exposed to the risk that the counter parties with whom we trade may stop making markets and quoting prices in such instruments. If this happened, we would be unable to enter into an offsetting transaction with respect to an open position.

    Any losses incurred may be amplified if the hedging vehicle moves more or less than the price movement of the asset being hedged. We cannot assure you of a correlation between price movements in a hedging vehicle and an asset being hedged. This presents the risk that both the hedging vehicle and the hedged asset may decline in value at the same time. In addition, if a party to a hedging transaction defaults, we may only have contractual remedies (which may be limited by bankruptcy, insolvency or similar laws) pursuant to the agreement related to the transaction. Our profitability may be adversely affected during any period as a result of changing interest rates or due to losses incurred in hedging transactions. This could possibly result in a material adverse impact on our liquidity and results from operations.

THE COMPANY'S INSURANCE WILL NOT COVER ALL LOSSES

    We intend to maintain comprehensive insurance on each of our significant assets. This coverage includes liability and fire and extended coverage, in amounts sufficient to permit the replacement of the assets in the event of a total loss, subject to applicable deductibles. We will endeavor to obtain coverage of the type and in the amount customarily obtained by owners of similar properties. However, certain losses are generally uninsurable or not economically insurable:

    --  catastrophic losses such as fire, flood and hurricane;

    --  economic conditions such as inflation;

    --  legal conditions such as changes in building codes and ordinances;

    --  environmental considerations; or

    -- other conditions or considerations which may make it infeasible to use insurance proceeds to replace an asset if it is damaged or destroyed.

    Under such circumstances, the insurance proceeds we received might not be adequate to restore our economic position with respect to the affected asset.

PROPERTY TAXES DECREASE RETURNS ON REAL ESTATE

    Each of our assets will be subject to real and (in some instances) personal property taxes. The real and personal property taxes on our assets may increase or decrease as property tax rates change or as the assets are assessed or reassessed by taxing authorities. If property taxes on our investments increase, our cash available for distribution to our stockholders would be adversely affected.

COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT AND OTHER CHANGES IN GOVERNMENTAL RULES AND REGULATIONS MAY BE COSTLY

    Under the Americans with Disabilities Act of 1990 (the "ADA"), all public properties are required to meet certain federal requirements related to access and use by disabled persons. Properties we acquire may not be in compliance with the ADA. If a property is not in compliance with the ADA, we will be required to make modifications to such property to bring it into compliance. If we fail to comply, we face the possibility of an imposition of fines or an award of damages to private litigants. In addition, we could face changes in governmental rules and regulations or enforcement policies affecting the use and operation of the properties, including changes to building codes and fire and life-safety codes. If we were required to make substantial modifications to our properties to comply with the ADA or other changes in governmental rules and regulations, our ability to make expected distributions to stockholders could be adversely affected.

ADVERSE EFFECT ON RESULTS OF OPERATIONS DUE TO POSSIBLE ENVIRONMENTAL
  LIABILITIES

    Our operating costs may be affected by the obligation to pay for the cost of complying with existing and future environmental laws, ordinances and regulations. Environmental problems could materially impair the value of assets. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable (often regardless of knowledge or responsibility) for the costs of removal or remediation of hazardous or toxic substances releases at its property. These costs could be substantial. The presence of such substances (or the failure to properly remediate the contamination) may materially and adversely affect the owner's ability to borrow against, sell or rent the affected property.

    Persons who arrange for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. In addition, certain environmental laws and common law principles impose liability for releases of hazardous materials into the environment, including asbestos-containing materials ("ACMs"). These laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials. In connection with our ownership and operation of certain assets, we may potentially be liable for such costs.

    Environmental laws may also impose restrictions on the use or transfer of property and on the manner in which a business is operated. These restrictions may require expenditures. We may be liable for any such costs in connection with certain of our assets. In addition, the cost of defending against claims of liability or remediating contaminated property and the cost of complying with such environmental laws could materially adversely affect our results of operations and financial condition.

    In connection with the acquisition of Real Estate-Related Assets, we intend to obtain Phase I environmental site assessments ("ESAs") prepared by qualified independent environmental engineers. The purpose of ESAs is to identify potential sources of contamination for which the Assets may be responsible and to assess the status of environmental regulatory compliance. It is possible, however, that these ESAs will not reveal all environmental liabilities or that such assets may be subject to material environmental liabilities of which we are unaware.

BCP SISTER CORP. WILL HAVE SEPARATE FINANCING, WHICH MAY NOT BE AVAILABLE

    We anticipate that the BCP Sister Corp. (if and when formed) will obtain its own financing, separate from that of the Company. We cannot assure you that such financing will be readily available or (if available) that it will be on terms acceptable to the BCP Sister Corp. In addition, to the extent that the BCP Sister Corp. should default under such financing, we cannot assure you that it would be able to obtain sufficient financing to cure such default. We also cannot ascertain the full impact of such default on the Company.

INVESTMENT ACTIVITY RISKS

APPROPRIATE INVESTMENTS MAY NOT BE AVAILABLE

    Although we may invest in other assets as opportunities arise, we intend to focus primarily on acquiring real estate-related assets consistent with our investment strategy. We cannot assure you that:

    --  we will identify assets that meet our investment criteria;

    --  we will be successful in acquiring any assets that may be identified; or

    --  acquired assets will produce a return on our investment.

    We will have broad authority to invest in assets consistent with our investment strategy. We may invest in highly-leveraged assets, which may increase the likelihood of a loss of our assets through foreclosure. No assurance can be made that our decisions in this regard will result in a profit for the Company. Investment in real estate is a highly competitive business and the acquisition of assets is often based on competitive bidding. Consequently, our inability to identify appropriate assets may have an adverse effect on our results of operations and hinder our growth rate.

REAL ESTATE IS ILLIQUID AND VALUE IS DEPENDENT ON CONDITIONS BEYOND THE
  COMPANY'S CONTROL

    We expect to invest in assets which may be subject to varying degrees of risk generally incident to the ownership of real property. Real estate investments are relatively illiquid. Our ability to vary investments in response to changes in economic and other conditions will be limited. We cannot assure you that the fair market value of any assets we acquire will not decrease in the future. The underlying value of our assets, our income and our ability to make distributions to stockholders are dependent upon our ability to operate our assets in a manner sufficient to maintain or increase revenue in excess of operating expenses and debt service. Our revenue may be adversely affected by the following:

    --  adverse changes in national or local economic conditions;

    --  competition from other properties offering the same or similar services;

    -- changes in interest rates and in the availability, cost and terms of mortgage funds;

    -- impact of present or future environmental legislation and compliance with environmental laws;

    -- ongoing need for capital improvements (particularly in older structures); changes in real estate tax rates and other operating expenses; adverse changes in governmental rules and fiscal policies;

    --  civil unrest;

    -- acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);

    --  acts of war;

    -- adverse changes in zoning laws; and other factors which are beyond our control either in whole or in part.

WE MUST COMPETE WITH OTHER COMPANIES FOR ACQUISITIONS

    We intend to invest in real estate industry sectors which are highly competitive. We may compete for assets with entities which have substantially greater economic and personnel resources than the Company and better relationships with sellers of assets, lenders and others. These entities may also generally be able to accept more risk than we can prudently manage. Competition may generally reduce the number of suitable prospective assets offered to us and increase the bargaining power of property owners seeking to sell, thereby increasing prices.

WE MUST BE ABLE TO PAY OFF OUR FINANCING

    We are subject to the risks normally associated with debt financing. This includes the risk that our cash flow will be insufficient to meet required debt service. In addition, we may be unable to refinance our existing indebtedness. If we do refinance, the terms of the financing may not be as favorable as the existing indebtedness terms.

REAL ESTATE INVESTMENT RISKS

    Real property investments have varying degrees of risks. Our cash flow and ability to make distributions to stockholders will be adversely affected if our assets do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures. An asset's revenues and value may be adversely affected by the following:

    --  the general economic climate; the local economic climate;

    --  local real estate conditions;

    -- the ability of the owner to provide adequate management, maintenance and insurance; and

    --  increased operating costs.

    Certain significant expenditures associated with an equity investment are generally not reduced when circumstances cause a reduction in income from the investment. These include mortgage payments, real estate taxes, or insurance and maintenance costs. In addition, we face numerous competitors for development and acquisitions of properties which may have greater resources than the Company.

RISKS RELATING TO OUR INVESTMENT IN BEACON CAPITAL STRATEGIC PARTNERS, L.P.

    Pursuant to the limited partnership agreement of BCSP, we must make all of our real estate investments through BCSP until the earlier of October 1, 2001 or when 85% of the capital has been invested. We have committed to invest $57.5 million in BCSP. Our investment in BCSP entails risks including the following:

    THE TERMS OF OUR INVESTMENT POTENTIALLY REDUCE POTENTIAL PROFITS TO THE
     COMPANY FROM INDIVIDUAL INVESTMENTS

    We will only be entitled to a pro rata portion of the profits of BCSP which are distributed to limited partners, based upon the proportion that our investment in BCSP as a limited partner bears to the aggregate capital commitments of all limited partners in BCSP. Since individual real estate investment opportunities are often of fixed size, the Company may have to share profits of individual investments with its partners in BCSP which, absent its arrangement with BCSP, it might otherwise secure for itself by making a larger investment on its own behalf than is represented by its share of BCSP's investment.

    WE ARE RESTRICTED FROM MAKING CERTAIN TYPES OF INVESTMENTS

    A wholly-owned subsidiary of the Company is the general partner of BCSP and, as general partner, is entitled to a portion of the profits of BCSP. While our wholly-owned subsidiary, as general partner, exercises investment control over BCSP in most instances, BCSP's limited partnership agreement places certain restrictions on the general partner which may be waived, with respect to a particular investment, by limited partners in BCSP representing a voting interest of the limited partners in excess of 50% (not including any Beacon affiliate). These restrictions include the following:

    -- the general partner shall not make an investment if the amount of such investment would exceed 25% of the aggregate capital commitments for a period of more than 180 days after such investment has been made, unless the general partner obtains the prior approval of the board of advisors of BCSP for such investment; provided that at no time may the amount of capital invested in any single investment exceed 35% of the aggregate capital commitments;

    -- with respect to an investment in an operating company, the general partner shall not make such an investment if the amount invested in all such operating companies would exceed 20% of the aggregate capital commitments divided by 35%;

    -- with respect to an investment in new development, the general partner shall not make such an investment if the amount invested in all such new development would exceed 20% of the aggregate capital commitments of BCSP; and

    -- the general partner shall not make an investment in any real estate assets located outside of the United States, or in companies organized, headquartered or having substantially all of their assets outside of the United States.

In addition, unless waived as set forth above, BCSP may not:

    -- engage in speculative investment activity involving derivatives that would subject BCSP to unlimited exposure;

    -- make any investments in an entity that invests primarily in oil or gas development or in any collective investment entity whose constituent documents provide for the payment of incentive compensation based on the investment returns of the collective investment entity to a person other than BCSP, unless the general partner or BCSP has the power to direct the investment decisions of such collective investment entity or prevent investments from being made by such collective investment entity;

    -- make non-influence bearing investments in publicly traded securities if the amount invested in all such securities would exceed 5% of the aggregate capital commitments divided by 35%; or

    -- incur indebtedness if, immediately after giving effect to the incurrence of such indebtedness, the aggregate indebtedness of BCSP would exceed 65% of the sum of (a) the aggregate amount of all uncontributed capital commitments plus (b) the aggregate value of BCSP's investments, determined on the basis of the most recent valuations available.

    We would not face these restrictions if we were not obligated to make our investments through BCSP. As a result, our arrangement with BCSP may prohibit us from making investments that we might otherwise make absent such arrangement.

RISKS RELATED TO INVESTMENTS IN MORTGAGE LOANS

    Mortgage loan investments have certain risks that other types of investment do not, including without limitation the following:

    COMMERCIAL MORTGAGE LOANS MAY INVOLVE A RISK OF LOSS

    Commercial mortgage loans have a high degree of risk because of a variety of factors, including:

    -- the loans are dependent for repayment on successful operation of the mortgaged property and any tenant businesses operating on the property;

    --  the loans are usually non-recourse to the borrower;

    -- the loans have terms that include amortization schedules longer than stated maturity.

    -- the loan terms provide for balloon payments at stated maturity rather than periodic principal payments; and

    -- the value of the property underlying the loan can be affected significantly by the supply and demand in the market for that type of property.

    VOLATILITY OF VALUES OF MORTGAGED PROPERTIES MAY ADVERSELY AFFECT THE
     COMPANY'S MORTGAGE LOANS

    Commercial real estate values and the net operating income derived from the property are subject to volatility and may be affected adversely by a number of factors, including, but not limited to:

    --  national, regional and local economic conditions;

    --  local real estate conditions;

    --  changed or continued weakness in specific industry segments;

    -- general public perceptions of the safety, convenience, services and attractiveness of the property;

    --  willingness and ability of the property's owner to:

       (i) provide capable management,

       (ii) provide adequate maintenance,

       (iii) make capital expenditures and improvements, and

       (iv) provide leasing concessions;

    --  construction quality, age and design; and

    --  increases in operating expenses (such as energy costs).

    GENERAL DEFAULT RISKS

    With respect to our investments in mortgage loans, we face the risks of borrower defaults, bankruptcies, fraud and special hazard losses (which are not covered by standard hazard insurance). If a borrower defaults, we bear a risk of loss of principal to the extent that the value of the collateral is less than the amount due on the mortgage loan. In addition, failure to receive interest payments because of borrower default could have a materially adverse effect on our cash flow from operations. If a borrower declares bankruptcy, we face the following risks:

    -- the bankruptcy court determines the value of the underlying collateral at the time of bankruptcy;

    --  the bankruptcy trustee may avoid the lien securing the mortgage loan;
       and

    -- the debtor-in-possession may avoid the lien securing the mortgage loan to the extent the lien is unenforceable under state law.

    If we have to foreclose a mortgage, the process can be expensive and lengthy. These costs could adversely affect our anticipated return on the foreclosed mortgage loan.

OUR MULTI-SECTOR INVESTMENT STRATEGY IS MORE COMPLICATED THAN A SINGLE-SECTOR
  INVESTMENT STRATEGY

    Our current strategy is to acquire assets in a variety of real estate product-types within a variety of geographic locations. Initially, we will emphasize office assets. Accordingly, we will be required to maintain expertise, relationships and market knowledge across a broad range of product-types and geographic regions.

    In addition, we face market conditions that affect each such product-type in the various markets, including such factors as:

    --  local economic climate;

    --  business layoffs;

    --  industry slowdowns;

    --  changing demographics; and

    --  local supply and demand issues affecting each such market.

    Our multi-sector approach could require more management time, staff support and expense than a company focused upon a single product-type in fewer jurisdictions than contemplated by the Company.

GEOGRAPHICALLY CONCENTRATED ASSETS ARE VULNERABLE TO DOWNTURNS IN LOCAL ECONOMIC
  CONDITIONS

    The economic performance and value of our assets are subject to all of the risks incident to the ownership and operation of real estate. These include the risks normally associated with changes in national, regional and local economic and market conditions. Such conditions can affect tenants' ability to make rental payments. Our assets are located in seven markets--East Cambridge, Massachusetts; South Boston, Massachusetts; San Francisco, California; Sunnyvale, California; Dallas, Texas; Loudoun County, Virginia; and Seattle, Washington. We have no limits on becoming more geographically concentrated.

    Local real estate market conditions may include a large supply of competing space and competition for tenants, including competition based on:

    --  rental rates;

    --  attractiveness;

    --  location of property; and

    --  quality of maintenance, insurance and management services.

    Other factors may adversely affect the performance and value of an asset, including:

    -- changes in laws and governmental regulations (including those governing usage, zoning and taxes);

    --  changes in interest rates; and

    --  availability of financing.

    If the assets do not generate sufficient income to meet operating expenses, our income and ability to make distributions to stockholders may be adversely affected.

NEW MARKETS MAY HAVE CONDITIONS UNLIKE OUR EXISTING MARKETS

    Although our management has historical experience with Real Estate-Related Assets and other assets and investments in a variety of geographic areas of the country, our expertise in those markets may not assist us in new markets. In such event, we may be exposed to risks associated with:

    --  lack of market knowledge and understanding of the local economy;

    --  inability to access land and property acquisition opportunities;

    --  inability to obtain construction tradespeople;

    --  sudden adverse shifts in supply and demand factors; and

    --  unfamiliarity with local governmental procedures.

WE WILL NOT HAVE FULL CONTROL OVER INVESTMENTS MADE THROUGH PARTNERSHIPS AND
  JOINT VENTURES

    Instead of purchasing properties directly, we may invest as a partner or a co-venturer. Partnership or joint venture investments may involve risks not otherwise present, including:

    --  our partner or co-venturer might become bankrupt;

    -- our partner or co-venturer might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals; and

    --  our partner or co-venturer may be in a position to take action:

       (i) contrary to our instructions or requests; or

       (ii) contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT.

    These investments may also have the potential risk of impasse on decisions because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. We will seek to maintain sufficient control of such partnerships or joint ventures to achieve our objectives. Our organizational documents do not limit the amount of available funds which we may invest in partnerships or joint ventures.

WE WILL NOT HAVE FULL CONTROL OVER INVESTMENTS MADE THROUGH SUBSIDIARIES

    The common stock of four of our subsidiaries, BCP Millennium Residential, Inc., Cambridge Kendall SPC, Inc., Beacon Lodging, Inc. and Fort Point Place, Inc. consists of two classes: voting and nonvoting. Of the voting common stock, Messrs. Leventhal and Fortin hold 91% and the Operating Partnership holds 9%. The Operating Partnership holds all of the nonvoting stock. The Operating Partnership owns 99% of the economic interest in these subsidiaries and Messrs. Leventhal and Fortin jointly own 1% of such economic interest. As holders of 91% of the voting common stock, Messrs. Leventhal and Fortin have the ability to elect the board of directors of these subsidiaries. We are not able to elect the directors, which means that we may not be able to influence the day-to-day decisions affecting these subsidiaries. As such, the boards of directors of these subsidiaries may implement business policies or decisions that would not have been implemented by persons controlled by the Company and may be adverse to our interests and could adversely impact our results of operations.

FOREIGN REAL PROPERTIES ARE SUBJECT TO CURRENCY CONVERSION RISKS AND UNCERTAINTY
  OF FOREIGN LAWS

    In addition to making investments in domestic assets, the Company may invest in assets located outside the United States. Risks inherent in investing in real estate located in foreign countries generally include:

    --  unexpected changes in regulatory environments;

    --  longer accounts receivable payment cycles;

    --  potentially adverse tax consequences; and

    --  the burden of complying with a wide variety of foreign laws.

    Moreover, investments in foreign Assets may be exposed to the risk of fluctuations in the foreign exchange rates between the US dollar and the currency in which a transaction is conducted.

LEGAL AND TAX RISKS

TAX RISKS

    We intend to operate in a manner that will enable us to qualify as a REIT for federal income tax purposes. Although we do not intend to request a ruling from the Internal Revenue Service (the "IRS") as to our REIT status, we received (in connection with the original Registration Statement) an opinion from our counsel, Goodwin, Procter & Hoar LLP, dated October 16, 1998. Their opinion stated the following:

    -- that the Company has been and will be organized in conformity with the requirements for qualification as a REIT; and

    -- that the Company's proposed manner of operation will enable it to qualify as a REIT.

    This opinion was based on certain factual and other assumptions and representations with respect to the Company's past and expected ongoing businesses and investment activities and other customary matters. No assurances can be given to you as to the accuracy of such assumptions or that the Company has been able to comply with the representations it made to Goodwin, Procter & Hoar LLP or will be able to comply with them in the future. Furthermore, this opinion is not binding on the IRS or any court, and no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. This opinion of Goodwin, Procter & Hoar LLP represented only their view, as of the date of their opinion, based on their review and analysis of existing law, which included no controlling precedent and which is subject to change (possibly on a retroactive basis). The opinion has not been updated since it was issued in October, 1998.

    Furthermore, both the validity of this opinion and the Company's continued qualification as a REIT will depend on the Company's satisfaction of certain asset, income, organizational, distribution and stockholder ownership requirements on a continuing basis. Our operations have not been and will not be monitored by Goodwin, Procter & Hoar LLP to ensure continued compliance with the REIT requirements.

    If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by the Company in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders, which in turn could have an adverse impact on the value of (and trading prices for) our Common Stock. Unless entitled to relief under certain REIT provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years subsequent to the year during which we ceased to qualify as a REIT.

    We must distribute annually at least 95% of our net taxable income (excluding any net capital gain) in order to avoid corporate income taxation of the earnings that we distribute. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid or deemed paid by the Company with respect to any calendar year are less than the sum of:

    --  85% of the Company's ordinary income for that year;

    --  95% of the Company's capital gain net income for that year; and

    --  100% of the Company's undistributed taxable income from prior years.

    The amount of any net long-term capital gains that we elect to retain and pay income tax on will be treated as distributed for purposes of the 4% excise tax.

    We intend to make distributions to our stockholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require the Company to borrow funds or sell assets on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax. The requirement to distribute a substantial portion of the Company's net taxable income could cause the Company:

    --  to sell assets in adverse market conditions;

    --  to distribute amounts that represent a return of capital; or

    -- to distribute amounts that would otherwise be spent on future acquisitions, capital expenditures, or repayment of debt.

    Gains from the disposition of any asset held primarily for sale to customers in the ordinary course of business generally will be subject to a 100% tax.

    It is anticipated that we may purchase mortgage loans. If we purchase such assets and are deemed to have issued debt obligations having two or more maturities (the payments on which correspond to payments on such mortgage loans) such arrangement will be treated as a "taxable mortgage pool" for federal income tax purposes. If all or a portion of the Company is considered a "taxable mortgage pool," the Company's status as a REIT generally should not be impaired, but a portion of the Company's taxable income may be characterized as "excess inclusion income" and allocated to stockholders. Any excess inclusion income:

    --  could not be offset by net operating losses of a stockholder;

    -- would be subject to tax as "unrelated business taxable income" to a tax-exempt stockholder;

    --  would be subject to the application of federal income tax withholding
       (without reduction pursuant to any otherwise applicable income tax treaty), with respect to amounts allocable to foreign stockholders; and

    --  would be taxable (at the highest corporate tax rate) to the Company
       (rather than its stockholders) to the extent allocable to shares of stock of the Company held by disqualified organizations (generally, tax-exempt entities not subject to tax on unrelated business taxable income, including governmental organizations).

VOTING TRUST DISTRIBUTIONS

    In order to qualify as a REIT, we must satisfy certain requirements regarding the sources of our gross income. In June 1999, we distributed to our shareholders interests in a voting trust formed to hold shares of Wyndham, in January 2000 we distributed to our shareholders interests in a voting trust formed to hold shares of Cypress, and in March 2000, we distributed to our shareholders interests in a voting trust formed to hold shares of CO Space. When we distributed interests in the Wyndham, Cypress, and CO Space voting trusts, we recognized gain with respect to each distribution equal to the excess, if any, of the value of the shares distributed through the voting trust on the date of distribution over our tax basis therein, and this gain constituted nonqualifying income from non-real estate sources for purposes of the REIT gross income test. Based on our valuations of the Wyndham shares, Cypress shares, and CO Space shares on the dates of distribution and on current projections of Cypress' 2000 gross income, the gains recognized by us on the distributions should not violate the REIT gross income test for 1999 or 2000. These valuations reflect our judgment as to the value of the shares distributed on their respective distribution dates, but the valuation of shares is a factual determination and could be challenged by the IRS possibly causing us to fail our REIT income tests for 1999 or 2000, as the case may be. Unless we were able to avail ourselves of certain relief provisions, failure to meet the income tests would cause us to lose our REIT status, in which case we would incur significant corporate taxes and distributions to shareholders likely would be reduced. In addition, we likely would not be able to reelect REIT status until the fifth year following loss of REIT status.

ADVERSE IMPACT OF FUTURE LEGISLATION REGARDING REITS

    The Company's ability to qualify as a REIT, the benefits of REIT qualification, and/ or our ability to use a BCP Sister Corp could be adversely impacted by future legislation.

AGGREGATE STOCK OWNERSHIP LIMIT MAY RESTRICT BUSINESS COMBINATION OPPORTUNITIES

    To maintain our qualification as a REIT, five or fewer individuals may not own (directly or indirectly) more than 50% of our Common Stock at any time during the last half of our taxable year. As such, our Charter contains an aggregate stock ownership provision which generally prohibits any single stockholder from owning more than 9.8% of our Common Stock. In addition, our Charter contains a look-through ownership limit that permits certain mutual funds and certain other widely-held (other than pension plans as described in Section 401(a) of the Code) to own up to 15% of our Common Stock. The Board of Directors may waive or modify either of these two provisions if it is satisfied (based upon the receipt of a ruling from the IRS or the advice of tax counsel) that ownership in excess of this limit will not jeopardize our status as a REIT. In addition, these ownership limits may inhibit or impede a change in control. Such inhibitions and impediments could adversely affect stockholders' ability to realize a premium over the then-prevailing market price for our Common Stock in connection with such a transaction.

FOREIGN INVESTORS SHOULD CONSIDER TAX RISKS UNDER FIRPTA

    If the Company is not a domestically controlled REIT, non-U.S. Stockholders who own and then sell our Common Stock will be taxed according to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). We will be a domestically controlled REIT if non-U.S. persons own (directly or indirectly) less than 50% of our Common Stock during specified testing periods. We cannot assure you that we will continue to be a domestically-controlled REIT. Even if not subject to FIRPTA, non-U.S. stockholders are subject to taxation under certain other circumstances.

PLANS SHOULD CONSIDER ERISA RISKS OF INVESTING IN COMMON STOCK

    ERISA is a broad statutory framework that governs non-governmental employee benefit plans in the United States. Fiduciaries of pension, profit-sharing or other employee benefit plans subject to Title I of

ERISA ("ERISA Plans") should carefully consider the impact of ERISA and the regulations of the Department of Labor (the "DOL") thereunder on the ERISA Plan's decision to invest in our Common Stock. In particular, a fiduciary of an ERISA Plan should consider whether its decisions with respect to these matters would satisfy the requirements set forth in Part 4 of subtitle B of Title I of ERISA, including:

    --  the diversification and prudence requirements of ERISA;

    -- the requirement that the decisions be in the best interests of the participants and beneficiaries of the ERISA Plan; and

    -- the requirement that the decisions be authorized under the appropriate governing instruments and investment policies of the ERISA Plan.

    ERISA also prohibits certain transactions involving an ERISA Plan and persons who are "parties in interest" with respect to the ERISA Plan. In addition, the Code provides for similar prohibited transaction rules applicable to "plans" (as defined in Section 4975 of the Code) and "disqualified persons" with respect to such plans. The fiduciary of an ERISA Plan or a plan described in Section 4975 of the Code (referred to together herein as "Plans") contemplating an investment in our Common Stock should consider whether the acquisition of such Common Stock would result in a prohibited transaction under ERISA and/or the Code, and (if so) whether an exemption from these prohibited transaction rules is available. In addition, the Plan Assets Regulation provides that (subject to certain exceptions) the assets of an entity in which a Plan holds an equity interest may be treated as assets of the investing Plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to ERISA and applicable provisions of the Code (including prohibited transaction provisions of ERISA and the Code).

    We intend to take such steps as may be necessary to qualify the Company and the Operating Partnership (and any BCP Sister Corp.) for one or more of the exceptions available under such regulation and, thereby, prevent the assets of the Company from being treated as assets of any investing Plan. Specifically, we will use our reasonable best efforts to qualify as a "real estate operating company" (within the meaning of the Plan Assets Regulation) at least until such time as our Common Stock qualifies as a class of "publicly offered securities" (as such term is defined in such regulation). In addition, with respect to any BCP Sister Corp., we will take such steps as may be necessary to qualify such BCP Sister Corp. as an operating company or a venture capital operating company or for one of the other available exceptions under the Plan Assets Regulation prior to distributions of its equity interests (although no assurances can be made in this regard).

CHANGES IN MANAGEMENT MAY BE DETERRED

    We are subject to the Maryland General Corporation Law (the "MGCL") because we are incorporated in Maryland. Certain provisions of the MGCL:

    -- impose restrictions and require procedures with respect to business combinations, including (but not limited to) transactions with holders of more than 10% of the voting power of our equity securities; and

    -- limit voting rights for holders of 20% or more of the voting power of our stock.

    These provisions could discourage a takeover or other transaction involving a change in control. Our Charter exempts from the MGCL any business combination with Alan M. Leventhal, Lionel P. Fortin or current or future affiliates, associates or other persons acting in concert as a group with either of Messrs. Leventhal or Fortin. In addition, the right of the Participation Plan to receive an Incentive Return in the event of a change of control of the Company (as defined in the Operating Partnership Agreement) may deter third parties from entering into transactions with the Company.

BOARD OF DIRECTORS MAY CHANGE CERTAIN POLICIES WITHOUT STOCKHOLDER CONSENT

    Our policies will be determined by our Board of Directors. The Board of Directors may amend or revise these policies, or approve transactions that deviate from these policies without a vote of the stockholders. These changes in policy may be positive or negative.

LOSS OF INVESTMENT COMPANY ACT EXEMPTION WOULD ADVERSELY AFFECT THE COMPANY

    We intend to avoid regulation as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts entities that (directly or through majority-owned subsidiaries) are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (the "Qualifying Interests"). The commission currently interprets the Investment Company Act to exempt companies that:

    --  maintain at least 55% of their Assets in Qualifying Interests, and

    -- maintain an additional 25% in Qualifying Interests or other real estate-related assets.

    As such, the assets we may acquire are limited by this exemption. In addition, we could be required to either:

    -- change the manner in which we conduct our operations to avoid being required to register as an investment company; or

    --  register as an investment company.

    Either of these possibilities could have an adverse effect on the Company and the market price for our Common Stock.

LIMITATION ON LIABILITY OF OFFICERS AND DIRECTORS OF THE COMPANY

    Our Charter limits the liability of a director or officer to the Company and our stockholders for money damages, except for liability resulting from:

    -- actual receipt of an improper benefit or profit in money, property or services; or

    -- active and deliberate dishonesty established by a final judgment as being material to the cause of action.

OTHER RISKS

RISK THAT MARKET FOR COMMON STOCK WILL NOT DEVELOP

    Our Common Stock presently has no established trading market and there is no assurance one will develop. Our Common Stock has been accepted for trading in the PORTAL Market, a real-time electronic National Association of Securities Dealers marketplace that facilitates trading in securities offered pursuant to Rule 144A transactions. We cannot assure you that an active trading market for our Common Stock will develop in the PORTAL Market or elsewhere. In addition, access to the PORTAL Market (unlike other prominent stock exchanges or Nasdaq markets) is restricted to certain parties and can only be used for the trading of certain restricted securities. Accordingly, we cannot assure you as to:

    --  the likelihood that an active market for our Common Stock will develop;

    --  the liquidity of any such market;

    --  your ability to sell your Common Stock; or

    --  the prices that you may obtain for your Common Stock.

ITEM 2. PROPERTIES.

SET FORTH BELOW ARE SUMMARY DESCRIPTIONS OF OUR OPERATING PROPERTIES. (1)(2)

                                                                                                                     PERCENT
                                                                                                    RENTABLE         LEASED
                                      YEAR BUILT/    OWNERSHIP      NO. OF         PROPERTY          AREA IN     AT DECEMBER 31,
PROPERTY                               RENOVATED    INTEREST (3)    BLDGS.         LOCATION        SQUARE FEET        1999
--------                              -----------   ------------   --------   ------------------   -----------   ---------------
SOUTH BOSTON, MA:
Fort Point Place (4)................  1910 / 1988       100%           2      South Boston, MA        145,222          97%
                                                                      --                            ---------         ----
  Subtotal / Weighted Average
    South Boston, MA................                                   2                              145,222          97%
                                                                      --                            ---------         ----
CAMBRIDGE, MA:
215 First Street....................  1885 / 1981        50%           1      Cambridge, MA           311,602          99%
One Kendall Square Cinema...........         1994        50%           1      Cambridge, MA            31,641         100%
Buildings 100-500...................  1887 / 1984        50%           4      Cambridge, MA           222,372         100%
Buildings 600/650/700...............  1916 / 1985        50%           2      Cambridge, MA           236,661          97%
Buildings 1500 & 1700...............  1914 / 1986        50%           2      Cambridge, MA            39,707          90%
Building 1400.......................         1989        50%           1      Cambridge, MA           133,211         100%
                                                                      --                            ---------         ----
  Subtotal / Weighted Average (3)...                                  11                              975,194          99%
                                                                      --                            ---------         ----
200 Technology Square (5)...........         1965       100%           1      Cambridge, MA           156,270          96%
400 Technology Square (5)...........  1965 / 1999       100%           1      Cambridge, MA           203,600          84%
500 Technology Square (5)...........  1965 / 1999       100%           1      Cambridge, MA           182,250          78%
The Draper Building (6).............         1976       100%           1      Cambridge, MA           474,817         100%
                                                                      --                            ---------         ----
  Subtotal / Weighted Average.......                                   4                            1,016,937          92%
                                                                      --                            ---------         ----
  Subtotal / Weighted Average
    Cambridge, MA...................                                  15                            1,992,131          95%
                                                                      --                            ---------         ----
SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ........................         1982       100%           1      Dallas, TX               42,000          73%
Brandywine Place....................         1984       100%           4      Plano, TX                66,237          95%
Crosspoint Atrium...................         1981       100%           1      Dallas, TX              220,212          86%
Forest Abrams Place.................         1983       100%           2      Dallas, TX               68,827          88%
6500 Greenville Avenue (7)..........  1981 / 1996       100%           1      Dallas, TX              114,600          86%
Northcreek Place II (8).............         1984       100%           2      Dallas, TX              163,303          91%
One Glen Lakes (9)..................         1982       100%           1      Dallas, TX              166,272          96%
                                                                      --                            ---------         ----
  Subtotal / Weighted Average.......                                  12                              841,451          89%
                                                                      --                            ---------         ----
R & D / INDUSTRIAL
Park North Business Center..........         1979       100%           2      Richardson, TX           36,885          80%
Plaza at Walnut Hill................         1982       100%           2      Dallas, TX               88,280          84%
Richardson Business Center..........         1983       100%           2      Richardson, TX           66,300         100%
Richardson Commerce Centre..........         1981       100%           3      Dallas, TX               60,517          84%
Sherman Tech........................         1981       100%           1      Richardson, TX           16,176         100%
T I Business Park...................         1980       100%           3      Richardson, TX           96,902          87%
Venture Drive Tech Center...........         1975       100%           1      Farmers Branch, TX      128,322          85%
                                                                      --                            ---------         ----
  Subtotal / Weighted Average.......                                  14                              493,382          87%
                                                                      --                            ---------         ----
  Subtotal / Weighted Average
    Suburban Dallas, TX.............                                  26                            1,334,833          89%
                                                                      --                            ---------         ----
Total / Weighted Average
  Properties........................                                  43                            3,472,186          93%
                                                                      ==                            =========         ====

------------------------------

(1) Millennium Tower has not been included in these figures because it is a development project. The joint venture between the Company and HA L.L.C. is building a Class A office/retail and residential high-rise building in downtown Seattle, Washington.

(2) Mathilda Research Centre has not been included in these figures because it is a development project. The joint venture between the Company and Mathilda Partners LLC is building two Class A office/ R&D buildings in Sunnyvale, California.

(3) The Company holds a 50% interest in The Athenaeum Portfolio which includes 11 buildings, a nine screen-1,200 seat Cinema and 1,530 structured parking spaces.

(4) Fort Point Place includes two additional buildings that are not included in these figures. The two buildings consist of approximately 190,000 square feet of vacant warehouse space. We plan to renovate the warehouse space for use as residential condominiums. See --"Item 3. Legal Proceedings".

(5) Technology Square includes 955 structured parking spaces. Buildings 545, 565 and 575 have been renamed Buildings 200, 400, and 500, respectively. The rentable area of Buildings 200, 400 and 500 have been modified to reflect recent re-measurements according to BOMA standards. Buildings 400 and 500 are currently undergoing substantial renovation and releasing programs. Building 549 has been removed from the table because it has been razed and a new approximately 176,000 square foot building is currently being developed on its site.

(6) The Draper building includes 965 structured parking spaces.

(7) 6500 Greenville Avenue includes 281 structured parking spaces.

(8) Northcreek Place II includes 232 structured parking spaces.

(9) One Glen Lakes includes 546 structured parking spaces.

ITEM 3. LEGAL PROCEEDINGS.

    Our Fort Point Place property, located in the South Boston Waterfront District, is composed of four buildings. Two of the buildings consist of office space and are leased to third parties. The other two buildings are vacant and were formerly utilized as warehouse space. In July 1999, we successfully obtained all necessary zoning approvals and other entitlements in order to be able to convert the two warehouse buildings into residential condominiums with some ground floor retail space. Just prior to the expiration of the appeal period for the zoning approvals, The Gillette Company, which operates a manufacturing facility in South Boston, filed an action against the City of Boston and the Company in the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 99-4061-G) in which Gillette seeks to overturn the zoning approvals obtained by us. Both we and the City of Boston are vigorously defending the approvals granted by the City to our application for zoning and ancillary entitlements for the condominiums. We obtained a building permit for the condominiums during 1999 and are proceeding with construction during the pendency of the litigation.

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

    (b) HOLDERS. As of March 24, 2000, there were approximately 300 record holders of our common stock.

    (c) DIVIDENDS. On December 28, 1998 we declared a cash dividend of $0.48 per share. On June 30, 1999, we distributed preferred stock of Wyndham valued at approximately $4.34 per share to a voting trust and then distributed our interest in the voting trust to our stockholders and unitholders. On January 5, 2000, we distributed preferred stock of Cypress valued at approximately $0.75 per share to a voting trust and then distributed our interest in the voting trust to our stockholders and unitholders. On February 24, 2000, we declared a cash dividend of $0.50 per share. On March 24, 2000, we distributed preferred stock of CO Space valued at approximately $0.34 per share to a voting trust and then distributed our interest in the voting trust to our stockholders and unitholders.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", our historical financial statements and notes thereto, each included elsewhere herein.

                                                                                    AS OF AND FOR
                                                                                   THE PERIOD FROM
                                                                AS OF AND FOR     JANUARY 21, 1998
                                                               THE YEAR ENDED      (INCEPTION) TO
                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
                                                               (IN THOUSANDS, EXCEPT FOR PER SHARE
                                                                            AMOUNTS)
Income Statement Data:
  Revenues..................................................      $ 38,597            $ 26,536
  Net income................................................         2,965               9,054
  Net income per common share-basic and diluted.............          0.14                0.44
Balance Sheet Data:
  Real estate, net..........................................      $262,124            $214,768
  Investments in joint ventures and corporations............       163,677              90,136
  Total assets..............................................       513,097             484,000
  Mortgage notes payable....................................        31,172              21,570
  Note payable--interim financing...........................       122,500                  --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenue sufficient to meet debt service payments and other operating expenses; risks associated with borrowing, such as the possibility that we will not have sufficient funds available to make principal payments on outstanding debt and outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to us; the impact of pending or future litigation; variations in quarterly operating results; securities held for investment are subject to fluctuations in valuation based upon the performance of the underlying business; risks that some of our investments could cause us to fail to qualify as a REIT, and those risks and uncertainties contained elsewhere in this report and under the heading "Risk Factors" on page 7 of our Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 16, 1998, as subsequently amended.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto. Our consolidated financial statements include Beacon Capital Partners, Inc. ("BCP") and Beacon Capital Partners, L.P. (the "Operating Partnership"), our majority-owned partnership.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM JANUARY 21, 1998 (INCEPTION) TO DECEMBER 31, 1998.

    Changes in revenues and expenses from 1998 to 1999 are due primarily to our property investment and acquisitions during those years. The Athenaeum Portfolio investment was made in May, 1998; Technology Square and the Draper Building were acquired in June, 1998; the Dallas Office and Industrial Portfolio was acquired in July, 1998; and Fort Point Place was acquired in July, 1999. Rental income, reimbursement revenues, equity earnings, property operating costs, real estate taxes and depreciation and amortization are reflected in operating results only from the date of acquisition, so year to year results do not reflect two full years' results for any of these properties.

    Our total revenues increased $12.1 million to $38.6 million for the year ended December 31, 1999 as compared to $26.5 million for the period from January 21, 1998 (Inception) to December 31, 1998. The increase was due to increased revenues from acquired properties of $13.2 million, increased equity income from The Athenaeum Portfolio of $1.6 million and an increase in other income of $1.4 million offset by a decrease in interest and dividend income of $4.1 million. Revenues for The Athenaeum Portfolio were $30.5 million and expenses were $20.9 million for the year ended December 31, 1999; we recognize 50% of its net earnings. The $4.1 million decrease in interest and dividend income was primarily the result of a reduction in investment cash on hand due to our use of proceeds from our March, 1998 Offering (the "Offering") to fund property acquisitions and investments, offset by the interest earned on the mortgage note receivable and dividends received in 1999.

    Our total expenses increased $17.3 million to $34.1 million for the year ended December 31, 1999 as compared to $16.8 million for the period from January 21, 1998 (Inception) to December 31, 1998. The increase was due to the acquired properties operating expenses, real estate taxes and interest expense of $2.9 million, $2.9 million and $1.8 million, respectively, general and administrative expenses of $1.3 million, affiliate formation expenses of $4.0 million and depreciation and amortization expense of $4.4 million. The $4.0 million of affiliate formation expenses were costs incurred for the formation of Beacon Capital Strategic Partners, L.P. ("BCSP") and consist of underwriter commissions, legal and professional services not reimbursed by the partners of BCSP. See --"Investing Activities".

    The extraordinary item, net of minority interest, was ($1.0) million for the year ended December 31, 1999 as compared to zero for the period from January 21, 1998 (Inception) to December 31, 1998. The expense was due to the write-off of deferred financing fees and costs associated with the Bankers Trust Company original $100 million note which was substantially modified. See --"Financing Activities".

    The minority interest in consolidated partnership represents the portion of the Operating Partnership that is not owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $76.9 million at December 31, 1999 as compared to $174.6 million at December 31, 1998. The decrease of $97.7 million was primarily the result of (i) the purchase of Series B Convertible Preferred Stock ("Series B Preferred") of Wyndham International, Inc. ("Wyndham"),
(ii) the acquisition of Fort Point Place, (iii) the payment of Technology Square redevelopment costs, (iv) the payment of the January 1999 dividend to stockholders and distribution to minority interests, and (v) investments in Mathilda Research Centre, Millennium Tower, Cypress Communications Inc. ("Cypress"), and CO Space Inc. ("CO Space"), all offset by (i) proceeds received from the Bankers Trust Company interim financing note payable (the "Interim Financing"), (ii) the proceeds received from the Fort Point Place loan, and
(iii) cash flow from operations.

    Cash and cash equivalents were $174.6 million at December 31, 1998, which was primarily the result of (i) private offering proceeds, (ii) cash flow from operations, (iii) the issuance of Operating Partnership units, and (iv) a distribution received from The Athenaeum Portfolio offset by (i) the cost of acquiring Technology Square, The Draper Building and the Dallas Office and Industrial Portfolio and (ii) investments in The Athenaeum Portfolio, Mathilda Research Centre, Millennium Tower and Cypress.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be provided by cash flow from operating activities and current cash balances. We believe our 2000 distribution requirement to maintain our REIT qualification will be met from our January 5, 2000 dividend of preferred shares of Cypress subject to a voting trust, our March 9, 2000 cash dividend of $0.50 per share, and our March 24, 2000 dividend of preferred shares of CO Space subject to a voting trust. See --"Investing Activities". We believe our other short-term liquidity needs are the funding of current real estate investments, developments, redevelopments, BCSP capital commitments, securities held for investment, the share repurchase program and the repayment of the Interim Financing (in the event that the loan is not extended). We expect to fund these needs from current cash balances, mortgages and other debt instruments, and through sales of certain assets.

    We expect to meet long-term (greater than 12 months) liquidity requirements for the costs of additional development, real estate and real estate related investments, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through secured and unsecured indebtedness, joint ventures, sales of certain assets, and from current cash balances.

FINANCING ACTIVITIES

    On March 20, 1998, we completed an initial private offering (the "Offering") issuing 17,360,769 shares of Common Stock with proceeds, net of offering costs, of $323.1 million. On April 3, 1998 and April 13, 1998, through the exercise of the underwriter's over-allotment option, 3,613,163 additional shares were issued with proceeds, net of offering costs, of $66.6 million.

    In connection with our reincorporation (through a merger) as a Maryland corporation, we established Beacon Capital Partners, L.P., the Operating Partnership. As contemplated in the Offering, an entity controlled by Messrs. Leventhal and Fortin was to contribute $4.2 million to the Operating Partnership for a 1% limited partnership interest. In order to comply with the requirements of ERISA, such contribution could only be made subsequent to the closing of our first real estate transaction. The $4.2 million contribution was made on May 4, 1998.

    On June 9, 1999, Millennium Tower, L.L.C., the joint venture formed to develop Millennium Tower, obtained a three-year $45 million construction loan from two institutions. The loan may be extended for one year if certain conditions are met. The loan initially bears interest at a rate of LIBOR plus 250 basis points and may decrease to a rate of LIBOR plus 200 basis points when the project achieves certain pre-leasing and debt service coverage thresholds. The loan is secured by a mortgage and an assignment of rents. Each of the principals in the venture has provided a completion guarantee and a repayment guarantee (in the aggregate amount of $12 million) equal to their pro-rata interest in the venture. As of December 31, 1999, none of the loan commitment has been disbursed.

    On June 28, 1999, we obtained $100 million of secured Interim Financing from Bankers Trust Company. On December 3, 1999, we executed an amendment to the Interim Financing that increased the loan amount to $130 million. The Interim Financing matures in June 2000, and subject to certain conditions may be extended for one year. Outstanding balances under the Interim Financing bear interest at a rate spread over the base rate or Eurodollar rate, as applicable. The spread is based upon certain loan to value ratios. At December 31, 1999, the outstanding balance of the Interim Financing was $122.5 million and the interest rate was 9.0%. The Interim Financing requires monthly payments of interest only and is secured by mortgages and assignments of rents on the following properties: 200, 400 and 500 Technology Square, The Draper Building, Bank One LBJ, Brandywine Place, Crosspoint Atrium, Forest Abrams Place, Richarson Commerce Centre, Sherman Tech, and Venture Drive Tech Center. Our ability to borrow under the Interim Financing is subject to our ongoing compliance with a number of financial and other covenants. In connection with the Interim Financing amendment that increased the loan amount to $130 million, we recorded an extraordinary item of ($1.0) million, net of minority interest, for the write-off of fees and costs to establish the original $100 million loan.

    On October 6, 1999, we obtained a 30 month $16 million loan from an institutional lender secured by Fort Point Place. The loan may be extended for one year if certain conditions are met. As of December 31, 1999, the lender has disbursed $12.5 million of the loan and the balance will be available when the project achieves certain leasing and debt service coverage thresholds. The loan bears interest at a rate of LIBOR plus 200 basis points and requires monthly payments of interest only. As of December 31, 1999, the interest rate was 8.17%.

    On October 29, 1999, Mathilda Associates LLC, the joint venture formed to develop Mathilda Research Centre, obtained a three-year $44 million construction loan from an institutional lender. As the construction of the two buildings at Mathilda Research Centre will be phased, the lender's obligation to make disbursements for the second building ($17 million) is subject to the project's satisfaction of certain conditions. The loan initially bears interest at a rate of LIBOR plus 275 basis points and may decrease to a rate of LIBOR plus 250 basis points when the first building is complete and Juniper Networks, Inc. ("Juniper Networks") takes occupancy. The Operating Partnership has provided a completion guarantee. As of December 31, 1999, approximately $5.6 million of the loan has been disbursed and the interest rate was 8.75%.

    On March 17, 2000, BCSP obtained a $137.5 million secured revolving credit facility (the "Credit Facility"). The Credit Facility matures on June 30, 2001 and bears interest at a rate of LIBOR plus 87.5 basis points. BCSP's ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of financial and other covenants. The Credit Facility is fully recourse to BCSP and is secured by, among other things, a pledge and assignment of all uncalled capital commitments of the partners. As of March 17, 2000 the outstanding balance of the Credit Facility was $42 million.

INVESTING ACTIVITIES

    On May 1, 1998, we acquired The Athenaeum Portfolio, an eleven building, 970,000 square foot mixed-use portfolio located in Cambridge, Massachusetts. The aggregate consideration for the properties was $195 million, consisting of approximately $125.9 million in cash and the assumption of approximately
$69.1 million of first mortgage debt. We used proceeds from the Offering for the cash portion of the acquisition. Subsequent to the closing of the transaction, we completed the formation of a joint venture with PW Acquisitions IX, LLC, an affiliate of PaineWebber, in which both parties hold a 50% interest in the master limited liability company that controls the two limited liability companies holding title to the properties.

    On June 24, 1998, we acquired a four-building complex known as Technology Square and an adjacent building known as The Draper Building. The properties are located in Cambridge, Massachusetts and consisted of approximately 1,026,000 square feet. The aggregate consideration for the properties was $123 million, consisting of approximately $71.6 million in cash and the issuance of approximately $51.4 million of units of limited partnership interest in the Operating Partnership. We used proceeds from the Offering for the cash portion of the acquisition. In 1999, we began renovation and releasing of two of the buildings and razed one building. We commenced a new development plan to construct approximately 600,000 square feet of additional office and laboratory space. Construction of the first building (176,000 square feet) has begun and we currently expect it to be completed in the second quarter of 2001.

    On July 1, 1998, we acquired the Dallas Office and Industrial Portfolio, a 1,335,000 square foot portfolio of seven office properties and seven research & development properties located in suburban Dallas, Texas. The aggregate consideration for the properties was $91.2 million, consisting of approximately $69.5 million in cash and the assumption of approximately $21.7 million of first mortgage debt. Seven of the properties are collateral for various first mortgage debt and the other seven properties are collateral for the Interim Financing. See --"Capitalization". We used proceeds from the Offering for the cash portion of the acquisition.

    On August 9, 1998, we entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer). The joint venture is developing Mathilda Research Centre, two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California. We agreed to fund up to $19.8 million of the development. In conjunction with the construction loan closing, our equity investment was reduced to $17.5 million. See --"Financing Activities". As of December 31, 1999, we had funded our entire commitment using proceeds from the Offering and Interim Financing. The estimated cost of the development is approximately $64 million. On June 18, 1999, the joint venture executed a lease with Juniper Networks, for one of the two buildings comprising approximately 144,000 of the development's approximately 267,000 square feet and on February 28, 2000, Juniper Networks executed its option to lease the second building. We expect to complete the first building in June 2000 and the second building in June 2001.

    On September 1, 1998 we entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate company). The joint venture is developing Millennium Tower, a 19-story, approximately 261,000 square foot, office/retail and residential tower, in downtown Seattle, Washington. HA L.L.C. contributed the land at an agreed value of $10.5 million and we agreed to fund $19 million of the development, of which, as of December 31, 1999, we had funded approximately $13.3 million using proceeds from the Offering and Interim Financing. The joint venture has obtained a $45 million construction loan from two institutional lenders to finance the balance of the development costs. See --"Financing Activities". The estimated cost of the development is approximately $72 million, including the value of the land. We expect to complete the project in the fourth quarter of 2000. Our residential portion of the investment is held by BCP Millennium
Residential, Inc., a Massachusetts corporation ("BCP Millennium Residential"). The voting common stock of BCP Millennium Residential is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interest in BCP Millennium Residential.

    On September 30, 1998 and October 8, 1999, we invested an aggregate of
$11 million to acquire preferred stock in Cypress, a company that provides bundled communications services to tenants in multi-tenant commercial buildings. As of December 31, 1999, our $11 million investment represented a 9.5% fully diluted ownership position. We used proceeds from the Offering and Interim Financing for the investment. As of December 31, 1999, the preferred stock investment was held by both the Operating Partnership and Tenant
Communications, Inc., a Massachusetts corporation. On January 5, 2000, we distributed all of the preferred stock of Cypress valued at approximately $0.75 per share and unit to a voting trust, (the trustee of which is a subsidiary of the Operating Partnership) and then distributed our interest in the voting trust to our stockholders and unitholders. On February 10, 2000, Cypress successfully completed its initial public offering. Cypress trades on the NASDAQ National Market under the symbol CYCO. At the IPO, each share of preferred stock split into 4.5 shares of common stock.

    On June 30, 1999, we acquired 215 Fremont Street, a 299,000 square foot building located in the South Financial District of San Francisco, California. The purchase price was $33.5 million. We used proceeds from the Interim Financing for the investment. We intend to expand and fully redevelop the property into Class A office space. On October 25, 1999, this investment was transferred to one of our affiliates, BCSP, and we were reimbursed for all costs incurred to date associated with the acquisition, redevelopment and carrying of the property.

    On June 30, 1999, we purchased 1,050,000 shares of Series B Preferred at a net price of approximately $102.9 million. Simultaneous with this transaction, we transferred all of these shares of Series B Preferred to a voting trust (the "Wyndham Voting Trust") (the trustee of which is a subsidiary of the Operating Partnership) and declared and paid a dividend of approximately $4.34 per share of common stock of BCP and a distribution of approximately $4.34 per operating partnership unit of the Operating Partnership. The aggregate value of the dividend and distribution was approximately $103.1 million and primarily consisted of our interest in shares of the Series B Preferred subject to the Wyndham Voting Trust. Stockholders not able to receive such interests received cash of equivalent value. We used proceeds from the Offering for the Series B Preferred purchase. Subsequent to June 30, 1999, we purchased approximately 57,578 Wyndham Voting Trust interests at an aggregate price of approximately $5.3 million. We used proceeds from the Interim Financing for the purchase of the Wyndham Voting Trust interests.

    On July 1, 1999, we purchased 450,000 shares of Series B Preferred at a net price of approximately $44.1 million. We used proceeds from the Offering for the Series B Preferred purchase. On October 29, 1999, we transferred 244,340 of these shares of Series B Preferred to Beacon Lodging, Inc., a Massachusetts corporation ("Beacon Lodging"). The voting common stock of Beacon Lodging is controlled by Messrs. Leventhal and Fortin. We own approximately 99% of the economic interests in Beacon Lodging. On December 9, 1999, Wyndham completed a rights offering to its current common shareholders and redeemed approximately 8,399 shares of our Series B Preferred at a price of approximately
$0.9 million.

    Wyndham's annual dividend on the Series B Preferred is 9.75% paid quarterly, partially in cash and partially in paid-in-kind shares.

    On July 13, 1999, we purchased Fort Point Place, a four-building, 335,000 square foot office and warehouse property located in the Boston, Massachusetts South Boston Waterfront District for aggregate consideration of approximately $24.3 million. Two buildings consist of approximately 145,000 square feet of office space. The other two buildings consist of approximately 190,000 square feet of warehouse space which were delivered to us vacant. We intend to renovate the warehouse space for use as residential condominiums. See --"Item 3. Legal Proceedings". We used proceeds from the Interim Financing for the acquisition.

    On October 1, 1999, we completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners LLC, our wholly-owned subsidiary, is the General Partner. Subsequent to October 1, 1999, we completed additional closings and as of March 28, 2000, (the BCSP final closing date), equity commitments totaled $287.5 million, of which our equity commitment was $57.5 million. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. The fund will invest in U.S. domestic real estate with a primary focus on office properties. The strategy will include redevelopment, development and other real estate opportunities where we can maximize value through our operating skills and expertise. BCSP will be our exclusive real estate investment vehicle for a period of up to two years. As of December 31, 1999, none of our committed investment has been funded. In connection with the formation of BCSP, for the year ended December 31, 1999, we incurred affiliate formation expenses of approximately $4.0 million. The expenses consist of underwriter commissions, legal and professional services not reimbursed by the partners of BCSP.

    The Draper Building is 100% leased to The Charles Stark Draper Laboratory, Inc. ("Draper") on a long-term lease which expires on October 19, 2001. The lease contained extension options through October 19, 2051. The lease states that the first extension option was "to be exercisable by notice from

Tenant to Landlord given not later than the end of the 23rd year of the Term [October 19, 1999]." All subsequent extension options were only exercisable if Draper had exercised its first extension option. The Company did not receive a notice from Draper stating that it was exercising its extension option under the lease. The lease also contains an option to acquire The Draper Building and a right of first offer to acquire The Draper Building, each under certain circumstances.

    The extension options in the lease provided for fixed rental rates which were substantially below the current market rate. Prior to the occurrence of the event described above, the Company had valued The Draper Building under the assumption that Draper would exercise its extension options. The Company does not believe that this assumption is still warranted.

    On November 12, 1999, we invested $8 million to acquire preferred stock in CO Space, a company that provides co-location space for data storage, telecommunication carriers, and web-hosting applications. We used proceeds from the Interim Financing for the investment. Dividends will be earned on our investment as and when dividends are declared on the preferred stock or any class of stock in CO Space. The preferred stock will be treated preferentially upon a liquidation of CO Space, should a liquidation event occur. As of December 31, 1999, this investment represented a 19% ownership position on a fully diluted basis and was held by the Operating Partnership. On January 28, 2000, the Operating Partnership transferred 10% of its shares of CO Space (representing 100% of its voting interest) to Shared Communications
Spaces, Inc., a Massachusetts corporation ("Shared Communications"). The voting common stock of Shared Communications is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in Shared Communications. On March 24, 2000, we distributed all of the preferred stock of CO Space valued at approximately $0.34 per share and unit to a voting trust (the trustee of which is a subsidiary of the Operating Partnership), and then distributed our interest in the voting trust to our stockholders and unitholders.

CAPITALIZATION

    As of December 31, 1999, our total consolidated debt was approximately $153.7 million and our total consolidated debt plus our proportionate share of total unconsolidated debt was approximately $202.7 million. The following table sets forth certain information regarding our consolidated and unconsolidated debt obligations, including obligations relating to specific properties. All of the debt is nonrecourse to us, with certain exceptions such as liability for fraud, misapplication of insurance proceeds, environmental matters and certain guarantees for completion of construction and repayment of interest.

                                  PRINCIPAL
                                    AMOUNT
                                    AS OF          COMPANY'S
                                 DECEMBER, 31      PORTION OF   INTEREST   MATURITY         PREPAYMENT
DEBT                                 1999          PRINCIPAL      RATE       DATE           PROVISIONS
----                             ------------      ----------   --------   --------   ----------------------
                                 (DOLLAR AMOUNTS IN MILLIONS)
CONSOLIDATED DEBT
FIXED RATE:
Northcreek Place...............     $  4.2           $  4.2       7.80%    12/1/05    Prepayable subject to
                                                                                      conditions (a)
One Glen Lakes.................        5.6              5.6       7.75%     9/1/05    Prepayable subject to
                                                                                      conditions (b)
Greenville Place...............        3.4              3.4       7.80%    12/1/04    Prepayable subject to
                                                                                      conditions (c)
Plaza at Walnut Hill...........        1.4              1.4       9.00%         (d)   Prepayable subject to
                                                                                      conditions (e)
Richardson Business Center.....        1.5              1.5       9.00%         (f)   Prepayable subject to
                                                                                      conditions (g)
Park North Business Center.....        1.0              1.0       8.25%         (h)   Prepayable subject to
                                                                                      conditions (i)
T. I. Business Park............        1.6              1.6       9.25%     5/1/02    Prepayable subject to
                                                                                      conditions (j)
                                    ------           ------      -----
Subtotal / Weighted Average           18.7             18.7       8.12%
  Fixed Rate Debt..............
                                    ------           ------      -----

VARIABLE RATE:
Fort Point Place...............       12.5             12.5       8.17%         (k)   Prepayable subject to
                                                                                      conditions (l)
Interim Financing (m)..........      122.5            122.5       9.00%         (n)   Prepayable subject to
                                                                                      conditions (l)
                                    ------           ------      -----
Subtotal / Weighted Average          135.0            135.0       8.92%
  Variable Rate Debt...........
                                    ------           ------      -----

Subtotal / Weighted Average          153.7            153.7       8.83%
  Consolidated Debt............
                                    ------           ------      -----

UNCONSOLIDATED DEBT
The Athenaeum Portfolio (o)....       68.3             34.1       8.48%         (p)   Prepayable subject to
                                                                                      conditions (q)
Beacon Capital Strategic              40.2             10.1       7.23%    5/08/00    Prepayable subject to
  Partners, L.P. (r)...........                                                       conditions (l)

Mathilda Research Centre.......        5.6              4.9       8.75%    10/25/02   Prepayable subject to
                                                                                      conditions (l)
                                    ------           ------      -----
Subtotal / Weighted Average          114.1             49.1       8.25%
  Unconsolidated Debt..........
                                    ------           ------      -----

Total / Weighted Average.......     $267.8           $202.7       8.69%
                                    ======           ======      =====

------------------------

(a) Prepayable after January 1, 2001 subject to a yield maintenance payment based on the rate of United States Treasury Notes having a term closest to the date of maturity but in no event less than 1% of the then balance.

(b) Prepayable after October 1, 2000 subject to a yield maintenance payment based on the rate of United States Treasury Notes having a term closest to the date of maturity but in no event less than 1% of the then balance.

(c) Prepayable after January 1, 2002 subject to a yield maintenance payment based on the rate of United States Treasury Notes having a term closest to the date of maturity but in no event less than 1% of the then balance.

(d) Plaza at Walnut Hill loan matures on July 1, 2017. The lender has the right to accelerate the maturity in the sixth, eleventh or sixteenth loan years, on six months' notice. No prepayment penalties apply in that event.

(e) Prepayable after June 12, 2002 subject to payment of 5% of the amount prepaid, reducing by 1% per annum to a minimum payment of 1% of the amount prepaid.

(f) The Richardson Business Center loan matures on November 1, 2021. The lender has the right to accelerate the maturity in the sixth, eleventh, sixteenth or twenty-first loan years, on six months' notice. No prepayment penalties apply in that event.

(g) Prepayable after October 24, 2001 subject to payment of 5% of the amount prepaid, reducing by 1% per annum to a minimum prepayment of 1% of the amount prepaid.

(h) The Park North Business Center loan matures on October 1, 2022. The lender has the right to accelerate the maturity in the sixth, eleventh, sixteenth or twenty-first loan years, on six months' notice. No prepayment penalties apply in that event.

(i) Prepayable after September 8, 2002 subject to payment of 5% of the amount prepaid, reducing by 1% per annum to a minimum prepayment of 1% of the amount prepaid.

(j) Prepayable after March 1, 2000 subject to a yield maintenance payment based on the rate of United States Treasury Notes having a term closest to the date of maturity but in no event less than 2% of the then balance.

(k) The Fort Point Place loan matures on April 1, 2002. The loan may be extended for one year if certain conditions are met.

(l) Prepayable any time in whole or in part subject to payment of applicable breakage costs and in some cases fees.

(m) The following properties are collateral for the Interim Financing: 200, 400 and 500 Technology Square, The Draper Building, Bank One LBJ, Brandywine Place, Crosspoint Atrium, Forest Abrams Place, Richardson Commerce Centre, Sherman Tech and Venture Drive Tech Center.

(n) The loan matures June 28, 2000 and contains an option to extend for an additional one year assuming certain conditions are met and the borrower is in compliance with the required covenants.

(o) The Company holds a 50% interest in the master limited liability company that controls the two limited liability companies that hold title to The Athenaeum Portfolio.

(p) The Athenaeum loan's stated maturity date is January 11, 2027 and may be prepaid any time after January 11, 2007. In the event the loan is not paid in full on January 11, 2007, the interest rate changes to the greater of 13.485% or 5% over the applicable 20-year Treasury Rate.

(q) Prepayable after January 11, 2007 without a fee. Prior to January 11, 2007 but after April 11, 1999, all or a portion of the loan may be defeased; ie; the amount prepaid is used to purchase U.S. Obligations with maturities sufficient to enable the scheduled payments on the loan to be met.

(r) On March 17, 2000, the BCSP interim credit facility was replaced with a secured revolving credit facility that matures on June 30, 2001. See --"Financing Activities".

    The following table, which includes both consolidated and unconsolidated debt, summarizes the scheduled amortization of principal and maturities of loans outstanding as of December 31, 1999.

                                                               SCHEDULED
                                                              AMORTIZATION   MATURITIES    TOTAL
                                                              ------------   ----------   --------
                                                                     (DOLLARS IN THOUSANDS)
2000........................................................     $  620       $132,545    $133,165
2001........................................................        714             --         714
2002........................................................        727         18,794      19,521
2003........................................................        782             --         782
2004........................................................        815          3,103       3,918
Thereafter..................................................      4,572         40,052      44,624
                                                                 ------       --------    --------
      Total.................................................     $8,230       $194,494    $202,724
                                                                 ======       ========    ========

FUNDS FROM OPERATIONS

    We believe that to facilitate a clear understanding of our operating results, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors in March 1995, and subsequently clarified in October, 1999, as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income, as an indication of our performance, as a substitute for cash flow or as a measure of our liquidity. The following table presents the calculations of FFO based upon the October, 1999 definition.

                                                                                 FOR THE PERIOD FROM
                                                           YEAR ENDED       JANUARY 21, 1998 (INCEPTION)
                                                       DECEMBER 31, 1999        TO DECEMBER 31, 1998
                                                       ------------------   -----------------------------
                                                               (UNAUDITED, DOLLARS IN THOUSANDS)
Income before minority interest and extraordinary
  item...............................................        $ 4,539                   $ 9,772
Add real estate related depreciation and
  amortization:
  Consolidated entities..............................          4,963                     2,146
  Joint venture entities.............................          2,083                     1,441
                                                             -------                   -------
Funds from operations before minority interest.......         11,585                    13,359
Company share of consolidated partnership............          88.40%                    92.65%
                                                             -------                   -------
Company funds from operations........................        $10,241                   $12,377
                                                             =======                   =======
Weighted average number of common shares outstanding
  (in thousands).....................................         20,974                    20,766
                                                             =======                   =======

    For the periods presented above, our FFO results would be the same using both the March, 1995 and October, 1999 FFO definitions.

PROPERTY INFORMATION

    The following table sets forth the Total Area, the Occupancy Rate (expressed as a percentage), the Average Base Rent (as defined below) and the Average Net Effective Rent (as defined below) per square foot for each of our properties as of December 31, 1999. Base Rent is gross rent excluding payments by tenants on account of operating expense and real estate tax escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of operating expense and real estate tax escalation charges, less total operating expenses and real estate taxes.

                                                                                     AVERAGE    AVERAGE
                                                                TOTAL        %         BASE     NET EFF
PROPERTY                                                        AREA       LEASED      RENT       RENT
--------                                                      ---------   --------   --------   --------
SOUTH BOSTON, MA:
Fort Point Place............................................    145,222      97%      $15.33     $ 9.00
                                                              ---------     ----      ------     ------
  Subtotal/Weighted Average South Boston, MA................    145,222      97%       15.33       9.00
                                                              ---------     ----      ------     ------
CAMBRIDGE, MA:
215 First Street............................................    311,602      99%       22.79      16.25
One Kendall Square Cinema...................................     31,641     100%       18.29      13.48
Buildings 100--500..........................................    222,372     100%       28.61      20.00
Buildings 600/650/700.......................................    236,661      97%       36.58      24.96
Buildings 1500 & 1700.......................................     39,707      90%       17.24      10.48
Building 1400...............................................    133,211     100%       33.66      21.51
                                                              ---------     ----      ------     ------
  Subtotal/Weighted Average.................................    975,194      99%       28.58      19.62
                                                              ---------     ----      ------     ------

200 Technology Square (1)...................................    156,270      96%       32.33      23.98
400 Technology Square (1)...................................    203,600      84%       35.32      27.66
500 Technology Square (1)...................................    182,250      78%       38.44      30.28
The Draper Building (NNN)...................................    474,817     100%        6.16       6.16
                                                              ---------     ----      ------     ------
  Subtotal/Weighted Average.................................  1,016,937      92%       20.58      16.60
                                                              ---------     ----      ------     ------
  Subtotal/Weighted Average Cambridge, MA...................  1,992,131      95%       24.63      18.13
                                                              ---------     ----      ------     ------
SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ................................................     42,000      73%       13.70       6.39
Brandywine Place............................................     66,237      95%       12.79       9.75
Crosspoint Atrium...........................................    220,212      86%       13.61       9.07
Forest Abrams Place.........................................     68,827      88%       13.90       7.61
6500 Greenville Avenue......................................    114,600      86%       13.92       7.33
Northcreek Place II.........................................    163,303      91%       15.38       8.86
One Glen Lakes..............................................    166,272      96%       16.76      13.36
                                                              ---------     ----      ------     ------
  Subtotal/Weighted Average.................................    841,451      89%       14.63       9.54
                                                              ---------     ----      ------     ------
R&D/INDUSTRIAL
Park North Business Center..................................     36,885      80%        7.12       5.65
Plaza at Walnut Hill........................................     88,280      84%        7.59       4.91
Richardson Business Center..................................     66,300     100%        4.42       6.40
Richardson Commerce Centre..................................     60,517      84%        7.18       5.38
Sherman Tech................................................     16,176     100%        7.24       5.41
T I Business Park...........................................     96,902      87%        6.51       4.90
Venture Drive Tech Center...................................    128,322      85%        4.56       3.43
                                                              ---------     ----      ------     ------
  Subtotal/Weighted Average.................................    493,382      87%        6.03       4.89
                                                              ---------     ----      ------     ------
  Subtotal/Weighted Average Suburban Dallas, TX.............  1,334,833      89%       11.50       7.85
                                                              ---------     ----      ------     ------
  Total/Weighted Average Properties.........................  3,472,186      93%      $19.41     $13.96
                                                              =========     ====      ======     ======

--------------------------
(1) Buildings 545, 565 and 575 have been renamed Buildings 200, 400 and 500, respectively. The rentable area of Buildings 200, 400 and 500 have been modified to reflect recent re-measurements according to BOMA standards. Buildings 400 and 500 are currently undergoing substantial renovation and releasing programs. Building 549 has been removed from the table because it has been razed and a new approximately 176,000 square foot building is currently being developed on its site.

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties we owned or had an interest in as of December 31, 1999.

                                             SQUARE     % OF SQUARE    ANNUAL    % ANNUAL      # OF
                                            FEET (1)     FEET (2)     RENT (3)   RENT (4)   TENANTS (5)
                                            ---------   -----------   --------   --------   -----------
2000......................................    396,381      11.4%      $ 6,968      10.5%        117
2001......................................    796,102      22.9%        7,941      12.0%         73
2002......................................    483,666      13.9%       10,323      15.5%         86
2003......................................    490,466      14.1%       10,027      15.1%         69
2004......................................    359,812      10.4%        9,972      15.0%         46
Thereafter................................    699,090      20.2%       21,179      31.9%         36
                                            ---------      -----      -------     ------        ---
  Total...................................  3,225,517      92.9%      $66,410     100.0%        427
                                            =========      =====      =======     ======        ===

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

INFLATION

    Most of our leases require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing our risk of the adverse effects of inflation. Leases also generally vary in term from three years to ten years, further reducing our risk of the adverse effects of inflation.

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

    We designed and implemented a plan to address Year 2000 issues. We have not experienced any Year 2000 related issues and we did not incur any material costs to address Year 2000 compliance.

    The inability of the Company, or our tenants or vendors, to continue to be Year 2000 compliant could lead to declining occupancy rates, higher operating expenses and other adverse effects which are not quantifiable at this time. The failure of any of these parties to continue to be Year 2000 compliant could have a material adverse effect on our results of operations or financial position.

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

    The following table summarizes our debt obligations outstanding as of December 31, 1999. This information should be read in conjunction with Notes 5 and 6 to the consolidated financial statements.

                             EXPECTED MATURITY DATE

                                         2000       2001       2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                                       --------   --------   --------   --------   --------   ----------   --------   ----------
                                                                        (DOLLARS IN THOUSANDS)
Liabilities
DEBT:
-------------------------------------
FIXED RATE...........................  $    343     $404     $ 1,815      $414      $3,525     $12,171     $ 18,672    $ 18,672
Weighted Average Fixed Interest
  Rate...............................       8.1%     8.1%        8.0%      8.0%        8.1%        8.8%         8.3%

VARIABLE RATE........................  $122,500       --     $12,500        --          --          --     $135,000    $135,000
Current Variable
  Interest Rate......................       9.0%      --         8.2%       --          --          --          8.9%

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

(b) REPORTS ON FORM 8-K.

    Current Report on Form 8-K filed on December 7, 1999--The purpose of the 8-K filing was to disclose the Draper lease extension option notice. See --"Item 1. Recent Events".

    Current Report on Form 8-K filed on November 17, 1999--The purpose of the 8-K filing was to incorporate financial statements which were previously filed as exhibits to our Registration Statement on Form S-11.

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

Dated: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman of the Board,
                /s/ ALAN M. LEVENTHAL                    Chief Executive Officer
     -------------------------------------------         and Director (Principal      March 30, 2000
                  Alan M. Leventhal                      Executive Officer)

                /s/ LIONEL P. FORTIN
     -------------------------------------------       President, Chief Operating     March 30, 2000
                  Lionel P. Fortin                       Officer and Director

                                                       Senior Vice President and
                 /s/ RANDY J. PARKER                     Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 30, 2000
                   Randy J. Parker                       Accounting Officer)

                /s/ STEPHEN T. CLARK
     -------------------------------------------       Director                       March 30, 2000
                  Stephen T. Clark

                /s/ ROBERT M. MELZER
     -------------------------------------------       Director                       March 30, 2000
                  Robert M. Melzer

                 /s/ STEVEN SHULMAN
     -------------------------------------------       Director                       March 30, 2000
                   Steven Shulman

                /s/ SCOTT M. SPERLING
     -------------------------------------------       Director                       March 30, 2000
                  Scott M. Sperling

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(1) AND (2), (C) AND (D)

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULES

                              FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1999

                         BEACON CAPITAL PARTNERS, INC.

                             BOSTON, MASSACHUSETTS

                           ANNUAL REPORT ON FORM 10-K

                        ITEM 14(A) (1) AND (2) AND 14(D)

                         BEACON CAPITAL PARTNERS, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Beacon Capital Partners, Inc.
  Report of Independent Auditors............................   F-2
  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................   F-3
  Consolidated Statements of Operations for the Year Ended
    December 31, 1999 and the Period from January 21, 1998
    (Inception) to December 31, 1998........................   F-4
  Consolidated Statements of Stockholders' Equity for the
    Year Ended December 31, 1999 and the Period from January
    21, 1998 (Inception) to December 31, 1998...............   F-5
  Consolidated Statements of Cash Flows for the Year Ended
    December 31, 1999 and the Period from January 21, 1998
    (Inception) to December 31, 1998........................   F-6
  Notes to Consolidated Financial Statements................   F-7

Beacon/PW Kendall LLC
  Report of Independent Auditors............................  F-19
  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................  F-20
  Consolidated Statements of Operations for the Year Ended
    December 31, 1999 and the Period from April 16, 1998
    (Inception) to December 31, 1998........................  F-21
  Consolidated Statements of Members' Equity for the Year
    Ended December 31, 1999 and the Period from April 16,
    1998 (Inception) to December 31, 1998...................  F-22
  Consolidated Statements of Cash Flows for the Year Ended
    December 31, 1999 and the Period from April 16, 1998
    (Inception) to December 31, 1998........................  F-23
  Notes to Consolidated Financial Statements................  F-24

Financial Statement Schedules
  Beacon Capital Partners, Inc.
    Schedule III--Real Estate and Accumulated
    Depreciation............................................   S-1
  Beacon/PW Kendall LLC
    Schedule III--Real Estate and Accumulated
    Depreciation............................................   S-2

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Beacon Capital Partners, Inc.

    We have audited the accompanying consolidated balance sheets of Beacon Capital Partners, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and for the period from January 21, 1998 (inception) to December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Capital Partners, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999 and for the period from January 21, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          [LOGO]

Boston, Massachusetts
January 20, 2000

                         BEACON CAPITAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
ASSETS
Real Estate:
  Land......................................................  $  52,182   $ 51,094
  Buildings, improvements and equipment.....................    216,967    165,842
                                                              ---------   --------
                                                                269,149    216,936
  Less accumulated depreciation.............................      7,025      2,168
                                                              ---------   --------
                                                                262,124    214,768

Deferred financing and leasing costs, net of accumulated
  amortization of $434 and $42, respectively................      3,085        414
Cash and cash equivalents...................................     76,927    174,647
Restricted cash.............................................      1,203        697
Accounts receivable, net....................................      3,393      2,464
Deferred rent receivable....................................        783        233
Other assets................................................      1,905        641
Investments in joint ventures and corporations..............    163,677     90,136
                                                              ---------   --------
      Total assets..........................................  $ 513,097   $484,000
                                                              =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................  $  31,172   $ 21,570
  Note payable--interim financing...........................    122,500         --
  Accounts payable, accrued expenses, and dividend and
    distribution payable....................................     15,209     18,731
                                                              ---------   --------
      Total liabilities.....................................    168,881     40,301
                                                              ---------   --------
Commitments and contingencies...............................         --         --

Minority interest in consolidated partnership...............     43,639     54,983
                                                              ---------   --------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares
    authorized, none issued or outstanding..................         --         --
  Excess stock; $.01 par value, 250,000,000 shares
    authorized, none issued or outstanding..................         --         --
  Common stock; $.01 par value, 500,000,000 shares
    authorized, 20,973,932 shares issued and outstanding....        210        210
  Additional paid-in capital................................    389,520    389,520
  Cumulative net income.....................................     12,019      9,054
  Cumulative dividends......................................   (101,172)   (10,068)
                                                              ---------   --------
      Total stockholders' equity............................    300,577    388,716
                                                              ---------   --------
      Total liabilities and stockholders' equity............  $ 513,097   $484,000
                                                              =========   ========

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                   FOR THE PERIOD
                                                                                        FROM
                                                                                  JANUARY 21, 1998
                                                                 YEAR ENDED        (INCEPTION) TO
                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
Revenues:
  Rental income.............................................       $23,339              $10,643
  Reimbursement of operating expenses and real estate
    taxes...................................................         2,199                1,721
  Equity in earnings of joint ventures and corporations.....         4,819                3,203
  Interest income, including affiliated interest of $1,462
    in 1998.................................................         6,620               10,736
  Other income..............................................         1,620                  233
                                                                   -------              -------
      Total revenues........................................        38,597               26,536
                                                                   -------              -------
Expenses:
  Property operating........................................         6,320                3,366
  Real estate taxes.........................................         4,720                1,863
  General and administrative................................         9,723                8,419
  Affiliate formation expenses..............................         3,977                   --
  Interest expense..........................................         2,713                  906
  Depreciation and amortization.............................         6,605                2,210
                                                                   -------              -------
      Total expenses........................................        34,058               16,764
                                                                   -------              -------
Income before minority interest and extraordinary item......         4,539                9,772
Minority interest in consolidated partnership...............          (527)                (718)
                                                                   -------              -------
Income before extraordinary item............................         4,012                9,054
Extraordinary item, net of minority interest................        (1,047)                  --
                                                                   -------              -------
      Net income............................................       $ 2,965              $ 9,054
                                                                   =======              =======
Income before extraordinary item per common share-basic and
  diluted...................................................       $  0.19              $  0.44
Extraordinary item per common share-basic and diluted.......         (0.05)                  --
                                                                   -------              -------
Net income per common share-basic and diluted...............       $  0.14              $  0.44
                                                                   =======              =======
Weighted average number of common shares outstanding (in
  thousands)................................................        20,974               20,766
                                                                   =======              =======

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM JANUARY 21, 1998
                                  (INCEPTION)
                              TO DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                ADDITIONAL   CUMULATIVE
                                        NUMBER OF     COMMON     PAID-IN        NET       CUMULATIVE
                                          SHARES      STOCK      CAPITAL       INCOME     DIVIDENDS     TOTAL
                                        ----------   --------   ----------   ----------   ----------   --------
Issuance of common stock, net.........  20,973,932     $210      $389,520      $    --    $      --    $389,730
Net income............................          --       --            --        9,054           --       9,054
Dividends declared ($.48/share).......          --       --            --           --      (10,068)    (10,068)
                                        ----------     ----      --------      -------    ---------    --------
Balance at December 31, 1998..........  20,973,932      210       389,520        9,054      (10,068)    388,716
Net income............................          --       --            --        2,965           --       2,965
Dividends declared ($4.34/share)......          --       --            --           --      (91,104)    (91,104)
                                        ----------     ----      --------      -------    ---------    --------
Balance at December 31, 1999..........  20,973,932     $210      $389,520      $12,019    $(101,172)   $300,577
                                        ==========     ====      ========      =======    =========    ========

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE PERIOD FROM
                                                                                   JANUARY 21, 1998
                                                                 YEAR ENDED         (INCEPTION) TO
                                                              DECEMBER 31, 1999    DECEMBER 31, 1998
                                                              -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................      $   2,965            $   9,054
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................          4,857                2,168
    Amortization, net of capitalized amortization of $91 in
      1999..................................................          1,748                   42
    Extraordinary item, net of minority interest............          1,047                   --
    Equity in earnings of joint ventures and corporations...         (4,819)              (3,203)
    Distribution from joint venture.........................          6,000                  900
    Minority interest in consolidated partnership...........            527                  718
  (Decrease) increase in cash arising from changes in
    operating assets and liabilities:
    Restricted cash.........................................           (506)                (697)
    Accounts receivable.....................................           (929)              (2,464)
    Deferred rent receivable................................           (550)                (233)
    Other assets............................................         (1,036)                (641)
    Accounts payable and accrued expenses...................          7,867                7,341
                                                                  ---------            ---------
      Net cash provided by operating activities.............         17,171               12,985
                                                                  ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Wyndham stock.................................       (102,874)                  --
  Real estate asset acquisitions and improvements...........        (52,213)            (143,855)
  Payment of deferred leasing costs.........................         (2,060)                (353)
  Funding of mortgage note receivable.......................        (45,000)                  --
  Repayment of mortgage note receivable.....................         45,000                   --
  Investment in 215 Fremont Street..........................        (34,889)                  --
  Proceeds from transfer of investment in
    215 Fremont Street to an affiliate......................         34,889                   --
  Investments in joint ventures and corporations............        (74,722)             (87,833)
                                                                  ---------            ---------
      Net cash used in investing activities.................       (231,869)            (232,041)
                                                                  ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage note...............................         12,500                   --
  Repayments on mortgage notes..............................         (2,898)                (152)
  Proceeds from note payable--interim financing.............        122,500                   --
  Payment of deferred financing costs.......................         (3,544)                (103)
  Proceeds from loans payable--affiliate....................             --                3,560
  Payment of loans payable--affiliate.......................             --               (3,560)
  Sale of Operating Partnership units.......................             --                4,228
  Sale of common stock......................................             --              417,871
  Offering costs............................................             --              (28,141)
  Distribution payment to minority interests................         (1,321)                  --
  Dividend payment to stockholders..........................        (10,259)                  --
                                                                  ---------            ---------
      Net cash provided by financing activities.............        116,978              393,703
                                                                  ---------            ---------
Net (decrease) increase in cash and cash equivalents........        (97,720)             174,647
Cash and cash equivalents, beginning of period..............        174,647                   --
                                                                  ---------            ---------
Cash and cash equivalents, end of period....................      $  76,927            $ 174,647
                                                                  =========            =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of Operating Partnership units to acquire
  property..................................................      $      --            $  51,359
Assumption of mortgage debt to acquire property.............             --               21,722
Distribution of Wyndham stock to minority interests.........         11,961                   --
Dividend of Wyndham stock to stockholders...................         90,913                   --
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest, net of capitalized interest of
  $3,126 in 1999............................................      $   1,970            $     742

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

1. ORGANIZATION

    Beacon Capital Partners, Inc. ("BCP") was incorporated on January 21, 1998 as a Massachusetts corporation (the "Formation") and was initially capitalized through loans from the two founders of BCP, Messrs. Leventhal and Fortin. The loans were repaid in May 1998. BCP qualifies as a real estate investment trust under the Internal Revenue Code of 1986, as amended. BCP was established to conduct real estate investment and development activities and currently operates in one segment.

    On March 17, 1998, BCP was reincorporated as a Maryland corporation and on March 20, 1998 it completed an initial private offering (the "Offering") in accordance with Section 4(2) of the Securities Act. BCP initially issued 17,360,769 common shares with proceeds, net of expenses, of $323,110. In April, 1998, 3,613,163 additional shares were issued through the exercise of the underwriter's over-allotment, with proceeds, net of expenses, of $66,620.

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole general partner of, and, as of December 31, 1999, holds approximately 88% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in the accompanying consolidated financial statements. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

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

    Minority interest in consolidated partnership represents Operating Partnership units not held by BCP. As of December 31, 1999, $51,359 in units were issued in connection with the purchase of the property known as Technology Square and The Draper Building, and $4,228 in units were issued to Messrs. Leventhal's and Fortin's family trusts for cash.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

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

REAL ESTATE

    Buildings are recorded at cost and are depreciated on the straight-line method over their estimated useful life of forty years. The cost of buildings includes the purchase price of the property, capitalized interest, legal fees, and other acquisition and development costs. Acquisition and development costs generally consist of third party costs and internal direct costs. Internal costs relating to the acquisition of operating properties are expensed as incurred.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    BCP is required to disclose the fair values of financial instruments for which it is practicable to estimate such fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 1999 and require varying degrees of management

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) judgment. The fair values of financial instruments presented may not be indicative of amounts BCP could realize on the disposition of the financial instruments.

    Cash, cash equivalents and restricted cash are carried at an amount, which due to their nature, approximates fair value.

    BCP computes the fair value of its mortgage notes payable based upon the discounted cash flows of the collateralized properties at a discount rate that approximates BCP's effective borrowing rate. BCP has determined that the fair value of its mortgage notes approximates their carrying value.

REVENUE RECOGNITION

    Revenues are recognized when earned and the amounts can be reasonably estimated on the accrual basis of accounting. Rental income from operating leases is recognized on a straight-line basis over the life of the lease agreements.

INCOME TAXES

    BCP is taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. As a REIT, BCP will generally not be subject to Federal income taxes to the extent that it makes timely distributions to its shareholders at least equal to its taxable income and meets certain other requirements for qualification as a real estate investment trust.

    BCP from time to time acquires and operates businesses that do not satisfy the REIT qualification tests prescribed by the Internal Revenue Code. Transactions that give rise to such assets and income are owned through taxable corporate subsidiaries in which BCP holds the majority of economic interest but less than 10% of the voting power. Such subsidiaries are subject to Federal, state and local taxation.

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

    Compensation attributable to the Company's Long-Term Incentive Plan is accrued as earned and will be charged to expense over the period covered by the Long-Term Incentive Plan.

EARNINGS PER COMMON SHARE

    The computation of earnings per common share is based upon the weighted average number of shares of common stock outstanding during the periods subsequent to the Offering. As BCP has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for years beginning after June 15, 2000. BCP does not believe that the adoption of FAS 133 will have a material impact on BCP's financial position or results of operations.

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS

    The investments in joint ventures and corporations represents the Company's interest in (i) a joint venture known as Beacon/PW Kendall LLC ("The Athenaeum Portfolio"), (ii) a joint venture with Mathilda Partners LLC ("Mathilda Research Centre"), (iii) a joint venture with HA L.L.C. ("Millennium Tower"),
(iv) investments in preferred stock of Cypress Communications, Inc. ("Cypress"),
(v) investments in Series B Convertible Preferred Stock ("Series B Preferred") of Wyndham International, Inc. ("Wyndham"), (vi) an investment in Beacon Capital Strategic Partners, L.P. ("Beacon Capital Strategic Partners"), and (vii) an investment in preferred stock of CO Space, Inc. ("CO Space").

    A reconciliation of the underlying net assets to the Company's carrying value of investments in joint ventures and corporations at December 31, 1999 is as follows:

                                                                                        BEACON
                                THE      MATHILDA                                       CAPITAL
                             ATHENAEUM   RESEARCH   MILLENNIUM                         STRATEGIC      CO
                             PORTFOLIO    CENTRE      TOWER      CYPRESS    WYNDHAM    PARTNERS     SPACE      TOTAL
                             ---------   --------   ----------   --------   --------   ---------   --------   --------
BCP, L.P. equity interest
  (including accumulated
  earnings, net of
  distributions)...........   $62,627    $17,500     $13,291     $    --    $    --      $ (17)     $   --    $ 93,401
Investments in preferred
  stock....................        --         --          --      11,000     48,196         --       8,000      67,196
Acquisition and other
  costs....................        40      1,150       1,042          78        734         34           2       3,080
                              -------    -------     -------     -------    -------      -----      ------    --------
Carrying value of
  investments in joint
  ventures and
  corporations.............   $62,667    $18,650     $14,333     $11,078    $48,930      $  17      $8,002    $163,677
                              =======    =======     =======     =======    =======      =====      ======    ========

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

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS (CONTINUED) contributions of approximately $58,500, which were used to repay the Company's loan receivable. Summarized financial information for this joint venture follows:

                                                                                    FOR THE PERIOD FROM
                                                                                      APRIL 16, 1998
                                                                  YEAR ENDED          (INCEPTION) TO
                                                               DECEMBER 31, 1999     DECEMBER 31, 1998
                                                              -------------------   -------------------
Gross revenue...............................................       $ 30,543               $ 19,130
Expenses....................................................         16,703                 13,983
                                                                   --------               --------
Income before depreciation and amortization.................         13,840                  5,147
Depreciation and amortization...............................          4,168                  2,675
                                                                   --------               --------
Net income..................................................       $  9,672               $  2,472
                                                                   ========               ========
Net income
  Company's share of income.................................       $  4,836               $  1,184
  Other member's share of income............................          4,836                  1,288
                                                                   --------               --------
                                                                   $  9,672               $  2,472
                                                                   ========               ========

    The Company's equity in earnings in 1998 also included intercompany interest income of $2,019.

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                   1999             1998
                                                              --------------   ---------------
Real estate and equipment, net..............................     $191,378         $193,148
Cash and cash equivalents...................................        5,030            4,916
Other assets................................................        2,127            2,317
                                                                 --------         --------
Total assets................................................     $198,535         $200,381
                                                                 ========         ========

Mortgage note payable.......................................     $ 68,280         $ 68,804
Accounts payable and accrued expenses.......................        4,892            3,885
                                                                 --------         --------
Total liabilities...........................................       73,172           72,689
                                                                 --------         --------
Minority interest...........................................            5                6
                                                                 --------         --------
Members' equity
  Company's share of equity.................................       62,627           63,791
  Other member's share of equity............................       62,731           63,895
                                                                 --------         --------
Total members' equity.......................................      125,358          127,686
                                                                 --------         --------
Total liabilities and members' equity.......................     $198,535         $200,381
                                                                 ========         ========

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS (CONTINUED)
MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, California, on which it is developing Mathilda Research Centre. The estimated cost of the 267,000 square foot development is approximately $64,000. The joint venture has obtained a $44,000 construction loan from an institutional lender to finance the development, and the balance of the development costs will be funded by equity contributions from the venturers. As of December 31, 1999, the venturers have funded equity contributions of $20,000, of which the Company's portion was $17,500.

MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate company, to develop a 19-story office/retail and residential tower in downtown Seattle, Washington, known as Millennium Tower. The Company and
HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land was contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company has agreed to fund the first $19,000 of cash requirements for the venture. Through December 31, 1999 the Company has funded $13,291 of this commitment. The joint venture has obtained a $45,000 construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the project is $72,000, including the value of the land.

    The Company's residential portion of this investment is held by BCP Millennium Residential, Inc., a Massachusetts corporation ("BCP Millennium Residential"). The voting common stock of BCP Millennium Residential is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in BCP Millennium Residential.

CYPRESS

    On September 30, 1998, the Company invested $5,000 to acquire preferred stock in Cypress, representing a 13.5% fully diluted ownership position in Cypress. On October 8, 1999, Cypress raised additional capital, at which time the Company invested $6,000 to acquire additional preferred stock. As of December 31, 1999, the Company held a 9.7% fully diluted ownership position. Dividends will be earned on the Company's investment as and when dividends are declared on the preferred stock or any other class of stock in Cypress. The preferred stock will be treated preferentially upon a liquidation of Cypress, should a liquidation occur, and is held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). The voting common stock of Tenant Communications is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in Tenant Communications.

    On December 3, 1999, Cypress filed a Registration Statement with the Securities and Exchange Commission in connection with its initial public offering of shares of its common stock. On January 5,

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS (CONTINUED)
2000, the Company transferred its shares in Cypress to a voting trust ("Cypress Voting Trust") (the trustee of which is a subsidiary of the Operating Partnership) and declared and paid a dividend of approximately $0.75 per share of common stock of BCP and a distribution of approximately $0.75 per operating partnership unit of the Operating Partnership. The aggregate value of the dividend and distribution was approximately $17,867.

WYNDHAM

    On June 30, 1999, the Company purchased 1,050,000 shares of Series B Preferred at a net price of approximately $102,874. Simultaneously with this transaction, the Company transferred all of these shares of Series B Preferred to a voting trust (the "Wyndham Voting Trust") (the trustee of which is a subsidiary of the Operating Partnership) and declared and paid a dividend of approximately $4.34 per share of common stock of BCP and a distribution of approximately $4.34 per operating partnership unit of the Operating Partnership. The aggregate value of the dividend and distribution was approximately $103,064 and primarily consisted of the Company's interest in shares of the Series B Preferred subject to the Wyndham Voting Trust. Stockholders not able to receive such interests received cash of equivalent value. In August, 1999, the Company purchased an aggregate of approximately 30,480 interests of the Wyndham Voting Trust at a price of approximately $2,986. In November, 1999, the Company purchased an aggregate of approximately 20,516 interests of the Wyndham Voting Trust at a price of approximately $1,976. On January 14, 2000 the Company purchased approximately 46 interests of the Wyndham Voting Trust at a price of approximately $4.

    On July 1, 1999, the Company purchased 450,000 shares of Series B Preferred at a net price of approximately $44,055. On October 29, 1999, the Company transferred 244,340 of these shares of Series B Preferred to Beacon
Lodging, Inc., a Massachusetts corporation ("Beacon Lodging"). The voting common stock of Beacon Lodging is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in Beacon Lodging. On December 9, 1999, Wyndham completed a rights offering to its current common shareholders and redeemed approximately 8,399 shares of Series B Preferred held by the Company at a price of approximately $857. The Company recognized a gain of approximately $34 on the transaction.

    Wyndham's annual dividend on the Series B Preferred is 9.75%, paid quarterly, partially in cash and partially in paid-in-kind shares.

BEACON CAPITAL STRATEGIC PARTNERS

    On October 1, 1999 and December 23, 1999, the Company completed the initial and second closings, respectively, for Beacon Capital Strategic Partners, L.P. ("BCSP"), a real estate limited partnership of which BCP Strategic
Partners LLC, the Company's wholly-owned subsidiary, is the General Partner. Equity commitments from the initial and second closings totaled $200,000 as of December 31, 1999. The commitments are from various endowments, foundations, pension funds and other institutional investors. The Company has committed to invest 20% of the total capital raised with a minimum investment of $50,000. BCSP will be the Company's exclusive real estate investment vehicle for a period of up to two years. As of December 31, 1999, none of the Company's committed investment had been funded.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. INVESTMENTS IN JOINT VENTURES AND CORPORATIONS (CONTINUED)
    In connection with the formation of BCSP, the Company incurred affiliate formation expenses of $3,977 for the year ended December 31, 1999. The expenses consist of underwriter commissions, legal and professional services not reimbursed by the partners of BCSP.

CO SPACE

    On November 12, 1999, the Company invested $8,000 to acquire preferred stock in CO Space, a company that provides co-location space for data storage, telecommunication carriers, and web-hosting applications. Dividends will be earned on the Company's investment as and when dividends are declared on the preferred stock or any class of stock in CO Space. The preferred stock will be treated preferentially upon a liquidation of CO Space, should a liquidation event occur. As of December 31, 1999, this investment represented a 19% ownership position on a fully diluted basis. Subsequent to December 31, 1999, the Operating Partnership transferred 10% of its shares of CO Space (representing 100% of its voting interest) to Shared Communications
Spaces, Inc., a Massachusetts corporation ("Shared Communications"). The voting common stock of Shared Communications is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in Shared Communications.

4. OTHER INVESTMENTS

215 FREMONT STREET

    On June 30, 1999, the Company acquired 215 Fremont Street, a 299,000 square foot building located in the South Financial District of San Francisco, California. The purchase price was $33,500. On October 25, 1999, this investment was transferred to an affiliate of the Company, Beacon Capital Strategic Partners, L.P. The Company was reimbursed for all costs associated with the acquisition, redevelopment, and carrying of the property.

MORTGAGE NOTE RECEIVABLE-PAH BATTERYMARCH REALTY COMPANY, LLC

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

5. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignment of leases, total $31,172. Mortgage notes payable with fixed interest rates ranging from 7.75% to 9.25% and maturities ranging from May 2002 to October 2022 total $18,672. A variable rate mortgage note payable with a current interest rate of 8.17% at December 31, 1999 matures in April 2002 and totals $12,500. The net

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

5. MORTGAGE NOTES PAYABLE (CONTINUED)
book value of the mortgaged assets is $62,832 at December 31, 1999. Future minimum principal payments due during the next five years and thereafter are as follows:

2000.......................................  $   343
2001.......................................      404
2002.......................................   14,315
2003.......................................      414
2004.......................................    3,525
Thereafter.................................   12,171
                                             -------
Total                                        $31,172
                                             =======

6. NOTE PAYABLE--INTERIM FINANCING

    On June 28, 1999, the Company obtained $100,000 of secured interim financing (the "Interim Financing") from Bankers Trust Company. On December 3, 1999, the Company executed an amendment to the Interim Financing that increased the loan amount to $130,000. The Interim Financing matures in June 2000, and subject to certain conditions may be extended for one year. Outstanding balances under the Interim Financing bear interest at a rate spread over the base rate or Eurodollar rate, as applicable. The spread is based upon certain loan to value ratios. At December 31, 1999, the outstanding balance of the Interim Financing was $122,500 and the interest rate was 9.0%. The Interim Financing requires monthly payments of interest only and is secured by mortgages and assignments of rents on certain properties. The net book value of the collateralized assets is $156,324 at December 31, 1999. The Company's ability to borrow under the Interim Financing is subject to the Company's ongoing compliance with a number of financial and other covenants.

    In connection with the Interim Financing amendment that increased the loan amount to $130,000, the Company recorded an extraordinary item of $1,047, net of minority interest, for the write-off of fees and costs to establish the original $100,000 loan.

7. STOCK INCENTIVE PLAN

    At inception, the Company adopted a Stock Incentive Plan, which authorizes the grant of options to purchase shares of common stock and other stock-based awards to the Company's executive officers, independent directors, employees and other key persons. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Administrator").

    The maximum number of shares of common stock reserved and available for issuance under the Stock Incentive Plan is such aggregate number of shares as does not exceed the sum of (i) 12% of the outstanding equity interests in the Company (including common stock and units subject to redemption rights) as determined as of the final original offering closing date plus (ii) as of the last business day of each calendar quarter ending after the final original offering closing date, an additional positive number equal to 10% of any net increase of outstanding equity interests in the Company. As of December 31, 1999, 2,796,726 shares of common stock have been reserved.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

7. STOCK INCENTIVE PLAN (CONTINUED)
    The Stock Incentive Plan permits the granting of (i) options to purchase common stock intended to qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code and (ii) options that do not so qualify ("Non-Qualified Options"). The option exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant in the case of Incentive Options, and may not be less than 25% of the fair market value of the common stock on the date of grant in the case of Non-Qualified Options. The term of each option will be fixed and may not exceed ten years from date of grant in the case of an Incentive Option. The Administrator will determine at what time or times each option may be exercised and, subject to the provisions of the Stock Incentive Plan, the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options may be made exercisable in installments, and the exercise of options may be accelerated by the Administrator.

    Changes in options outstanding under the Stock Incentive Plan during the period were as follows:

                                                       NUMBER OF       PER SHARE
                                                      SHARES UNDER      OPTION
                                                         OPTION      PRICE-AVERAGE
                                                      ------------   -------------
Granted at Initial Private Offering.................      649,500       $20.00
Granted March 20-December 31, 1998..................    1,730,250        19.96
                                                        ---------       ------

Shares under option at December 31, 1998............    2,379,750        19.97
Granted during 1999.................................       35,695         9.59
Cancelled during 1999...............................         (400)       20.00
                                                        ---------       ------
Shares under option at December 31, 1999............    2,415,045        19.82
                                                        =========       ======

Options available for grant at end of period........      381,681
                                                        =========

    Options granted in 1999 were to directors of the Company, at less than the current market value of the stock. Any difference between market value and the strike price of the option has been recognized in the current period as compensation expense.

    The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on the fair value at the date of grant.

    As required under SFAS No. 123, the following pro forma net income and net income per share presentations reflect the amortization of the option grant fair value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

7. STOCK INCENTIVE PLAN (CONTINUED)
The following is the Company's pro forma information for the year ended December 31, 1999 and for the period from January 21, 1998 (inception) to December 31, 1998:

                                                                 FOR THE PERIOD FROM
                                                                   JANUARY 21, 1998
                                                YEAR ENDED           (INCEPTION)
                                             DECEMBER 31, 1999   TO DECEMBER 31, 1998
                                             -----------------   --------------------
Pro forma net income.......................       $2,965                $9,054
Pro forma net income per share--basic and
  diluted..................................         0.14                  0.44

    Significant assumptions used in determining this value include a risk free interest rate of six percent, expected life of the options of five years, and a dividend rate of 10%.

    The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures in future years as the period presented includes only two years of option grants under the Stock Incentive Plan.

8. LONG-TERM INCENTIVE PLAN

    At inception, the Company adopted a Long-Term Incentive Plan which is designed to reward certain members of management for growth of the Company's Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, in excess of a specified benchmark. If the Company's Funds from Operations exceeds the specified benchmark, management will be entitled to receive an incentive return which shall be calculated on December 31, 2001 (the "Determination Date").

    The incentive return shall equal the product of (A) 12% of the dollar amount by which (i) the Actual Return, as defined, exceeds (ii) the Base Return, as defined, multiplied by (B) the weighted average of shares of common stock and units outstanding for the 12 months immediately preceding the Determination Date multiplied by (C) the Company's Multiple, as defined.

    The Long-Term Incentive Plan has taken the form of a convertible unit which was issued on March 16, 1998 to an affiliated organization in connection with the closing of the Offering. The convertible unit is convertible at the Determination Date into a certain number of incentive units in the Operating Partnership with a fair market value equal to the amount of the incentive return. No amount has been earned with respect to the Long-Term Incentive Plan.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 1999

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

9. LEASES

    Minimum future rentals under operating leases in effect at December 31, 1999 are summarized as follows:

2000......................................  $ 31,642
2001......................................    30,840
2002......................................    27,205
2003......................................    22,628
2004......................................    17,283
Thereafter................................    23,981
                                            --------
Total                                       $153,579
                                            ========

    Terms of leases range from one to fifteen years and in certain cases provide for operating expense reimbursement, real estate tax escalations and increases in minimum rents. The net book value of property on lease is $261,658 at December 31, 1999.

10. RENTAL EXPENSE

    The Company leases office space under operating leases which expire on June 30, 2000 and March 31, 2003. Rental expense under the leases was $755 and $523 for the year and period ended December 31, 1999 and 1998, respectively. Future minimum payments will be $2,245.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited quarterly results of operations of the Company for the year and period ended December 31, 1999 and 1998, respectively.

                                                                               1999
                                                             -----------------------------------------
                                                              FIRST      SECOND     THIRD      FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
Revenues...................................................   $9,445     $9,611     $8,721    $10,820
Income (loss) before minority interest and extraordinary
  item.....................................................    2,875      3,429        676     (2,441)(a)
Extraordinary item, net of minority interest...............       --         --         --     (1,047)
Net income (loss)..........................................    2,541      3,031        598     (3,205)
Income (loss) per common share--basic and diluted..........     0.12       0.14       0.03      (0.15)

                                                                               1998
                                                             -----------------------------------------
                                                              FIRST      SECOND     THIRD      FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
Revenues...................................................   $  584     $6,211    $10,000     $9,741
Income (loss) before minority interest.....................     (387)     4,422      2,903      2,834
Net income (loss)..........................................     (387)     4,355      2,581      2,505
Income (loss) per common share--basic and diluted..........    (0.02)      0.21       0.12       0.12

------------------------

(a) Includes affiliate formation expenses of $3,977.

                         REPORT OF INDEPENDENT AUDITORS

To the Members of Beacon/PW Kendall LLC

    We have audited the accompanying consolidated balance sheets of Beacon/PW Kendall LLC as of December 31, 1999 and 1998 and the related consolidated statements of operations, members' equity and cash flows for the year ended December 31, 1999 and for the period from April 16, 1998 (inception) to
December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon/PW Kendall LLC at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999 and for the period from April 16, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          [LOGO]

Boston, Massachusetts
January 14, 2000

                             BEACON/PW KENDALL LLC

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Real Estate
  Land......................................................  $ 35,773   $ 35,773
  Buildings, improvements and equipment.....................   162,335    160,043
                                                              --------   --------
                                                               198,108    195,816
  Less accumulated depreciation.............................     6,730      2,668
                                                              --------   --------
                                                               191,378    193,148
Deferred financing and leasing costs, net of accumulated
  amortization of $108 and $7, respectively.................       612        252
Cash and cash equivalents...................................     2,309        425
Restricted cash.............................................     2,721      4,491
Accounts receivable, net....................................     1,366      1,949
Other assets................................................       149        116
                                                              --------   --------
    Total assets............................................  $198,535   $200,381
                                                              ========   ========
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
  Mortgage note payable.....................................  $ 68,280   $ 68,804
  Accounts payable and accrued expenses.....................     4,892      3,885
                                                              --------   --------
    Total liabilities.......................................    73,172     72,689
                                                              --------   --------
Commitments and contingencies...............................        --         --

Minority interest...........................................         5          6
                                                              --------   --------
Members' equity:
  Members' equity...........................................   113,214    125,214
  Cumulative net income.....................................    12,144      2,472
                                                              --------   --------
    Total members' equity...................................   125,358    127,686
                                                              --------   --------
    Total liabilities and members' equity...................  $198,535   $200,381
                                                              ========   ========

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
      FOR THE PERIOD FROM APRIL 16, 1998 (INCEPTION) TO DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                                               FOR THE PERIOD
                                                               YEAR ENDED    FROM APRIL 16, 1998
                                                              DECEMBER 31,     (INCEPTION) TO
                                                                  1999        DECEMBER 31, 1998
                                                              ------------   -------------------
Revenues:
  Rental income.............................................     $21,760           $13,368
  Reimbursement of operating expenses and real estate
    taxes...................................................       7,538             4,997
  Interest and other income.................................       1,245               765
                                                                 -------           -------
    Total revenues..........................................      30,543            19,130
                                                                 -------           -------
Expenses:
  Property operating........................................       6,442             3,990
  Real estate taxes.........................................       4,349             2,559
  Interest expense, including affiliated interest of $3,481
    in 1998.................................................       5,912             7,434
  Depreciation and amortization.............................       4,168             2,675
                                                                 -------           -------
    Total expenses..........................................      20,871            16,658
                                                                 -------           -------
    Net income..............................................     $ 9,672           $ 2,472
                                                                 =======           =======

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

  FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM APRIL 16, 1998
                                  (INCEPTION)
                              TO DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                                                 PW
                                                           BEACON CAPITAL   ACQUISITIONS
                                                           PARTNERS, L.P.     IX, LLC       TOTAL
                                                           --------------   ------------   --------
Contribution of members' equity..........................     $63,507         $63,507      $127,014
Net income...............................................       1,184           1,288         2,472
Distributions............................................        (900)           (900)       (1,800)
                                                              -------         -------      --------
Balance at December 31, 1998.............................      63,791          63,895       127,686
Net income...............................................       4,836           4,836         9,672
Distributions............................................      (6,000)         (6,000)      (12,000)
                                                              -------         -------      --------
Balance at December 31, 1999.............................     $62,627         $62,731      $125,358
                                                              =======         =======      ========

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM APRIL 16, 1998
                                  (INCEPTION)
                              TO DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                                               FOR THE PERIOD
                                                               YEAR ENDED    FROM APRIL 16, 1998
                                                              DECEMBER 31,     (INCEPTION) TO
                                                                  1999        DECEMBER 31, 1998
                                                              ------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $  9,672          $   2,472
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................       4,062              2,668
    Amortization............................................         106                  7
  Increase (decrease) in cash arising from changes in
    operating assets and liabilities:
    Restricted cash.........................................       1,770             (4,491)
    Accounts receivable.....................................         583             (1,949)
    Other assets............................................         (33)              (116)
    Accounts payable and accrued expenses...................       1,007              3,885
                                                                --------          ---------
      Net cash provided by operating activities.............      17,167              2,476
                                                                --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements...........      (2,292)          (126,698)
  Payment of deferred leasing costs.........................        (466)              (228)
                                                                --------          ---------
      Net cash used in investing activities.................      (2,758)          (126,926)
                                                                --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from Beacon Capital Partners, L.P................          --            117,014
  Repayment of advances from Beacon Capital Partners,
    L.P.....................................................          --           (117,014)
  Repayments on mortgage note...............................        (524)              (314)
  Payment of deferred financing costs.......................          --                (31)
  Contributions from members................................          --            127,014
  Contributions from minority interests.....................          --                  6
  Distributions to members..................................     (12,000)            (1,800)
  Distributions to minority interest........................          (1)                --
                                                                --------          ---------
      Net cash (used in) provided by financing activities...     (12,525)           124,875
                                                                --------          ---------
Net increase in cash and cash equivalents...................       1,884                425
Cash and cash equivalents, beginning of period..............         425                 --
                                                                --------          ---------
Cash and cash equivalents, end of period....................    $  2,309          $     425
                                                                ========          =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest......................................    $  5,898          $   7,126
NON CASH ITEMS:
Mortgage note assumed in connection with real estate
  acquisition...............................................    $     --          $  69,118

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION

    Beacon/PW Kendall LLC ("the Company") was formed on April 16, 1998 as a Delaware limited liability company. The members of the Company are Beacon Capital Partners, L.P. and PW Acquisitions IX, LLC (the "Members"). Each of the Members holds a fifty percent economic interest in the Company and each made a $63,507 equity contribution. Beacon Capital Partners, L.P. is the managing member of the Company. Beacon Capital Partners, L.P. and PW Acquisitions IX, LLC made their initial equity contributions on May 1, 1998 and May 20, 1998, respectively. Net operating activity for the period May 1, 1998 through May 20, 1998 has been allocated one hundred percent to Beacon Capital Partners, L.P.

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

    Collectively, the Company's land, building and improvements comprise an eleven building, 970,000 square foot mixed-use portfolio referred to as The Athenaeum Portfolio. In April 1999, Beacon Capital Partners, L.P. announced that it was offering for sale a portfolio of properties located in Cambridge, Massachusetts, that included The Athenaeum Portfolio. The portfolio of properties for sale has been taken off the market and the Company is currently pursuing a refinancing of The Athenaeum Portfolio.

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

REAL ESTATE

    Buildings are recorded at cost and are depreciated on the straight-line method over their estimated useful life of forty years. The cost of buildings includes the purchase price of the property, legal fees, and

                             BEACON/PW KENDALL LLC

                               DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) other acquisition costs. Acquisition costs associated with the purchase of new property consist of third party costs and have been capitalized to the appropriate assets.

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

RESTRICTED CASH

    Restricted cash consists of funds held in escrow as required by the lender to satisfy real estate taxes and various other expenses associated with the operations of the properties.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company is required to disclose the fair values of financial instruments for which it is practicable to estimate such fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 1999 and require varying degrees of management judgment. The fair values of financial instruments presented may not be indicative of amounts the Company could realize on the disposition of the financial instruments.

    Cash, cash equivalents and restricted cash are carried at an amount, which due to their nature, approximates fair value.

    The Company computes the fair value of its mortgage note payable based upon the Cambridge Athenaeum LLC assets' discounted cash flows at a discount rate that approximates the Company's effective borrowing rate. The Company has determined that the fair value of its mortgage note approximates its carrying value.

                             BEACON/PW KENDALL LLC

                               DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

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

3. MORTGAGE NOTE PAYABLE

    The mortgage note payable represents a first mortgage note assumed with the purchase of certain land, buildings and improvements by Cambridge Athenaeum LLC. The first mortgage note is due January 11, 2027, with principal and interest payments due monthly. The interest rate on the mortgage note is 8.485%. The net book value of the mortgaged assets is $127,420 at December 31, 1999. Future minimum principal payments due during the next five years and thereafter are as follows:

2000...............................................  $   554
2001...............................................      620
2002...............................................      676
2003...............................................      736
2004...............................................      786
Thereafter.........................................   64,908
                                                     -------
Total..............................................  $68,280
                                                     =======

4. TRANSACTIONS WITH RELATED PARTIES

    Beacon Capital Partners, L.P. advanced $117,014 to the Company to fund the acquisition of the certain land and buildings in Cambridge, Massachusetts owned by One Kendall LLC and Cambridge Athenaeum LLC. On August 28, 1998, this advance was repaid with funds generated by equity contributions from the Members.

                             BEACON/PW KENDALL LLC

                               DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

5. LEASES

    Minimum future rentals under operating leases in effect at December 31, 1999 are summarized as follows:

2000...............................................  $18,236
2001...............................................   16,651
2002...............................................   14,564
2003...............................................    9,695
2004...............................................    7,325
Thereafter.........................................   10,504
                                                     -------
Total..............................................  $76,975
                                                     =======

    Terms of the leases range from one to twenty five years and provide for operating expense reimbursement, real estate tax escalations, and in certain cases, percentage rent and increases in minimum rent. For the year ended December 31, 1999, one tenant represented approximately 26% of total rental income. For the year ended December 31, 1998, three tenants represented approximately 13%, 20%, and 13%, respectively, of total rental income.

                                  SCHEDULE III
                         BEACON CAPITAL PARTNERS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                  GROSS AMOUNT AT WHIGROS
                                                                          SUBSEQUENT TO                  CARRIED
                                               INITIAL COST                ACQUISITION              AT CLOSE OF PERIOAT C
                                         ------------------------   --------------------------   ------------------------
                                                    BUILDINGS AND                BUILDINGS AND              BUILDINGS AND
DESCRIPTION              ENCUMBRANCES      LAND     IMPROVEMENTS       LAND      IMPROVEMENTS      LAND     IMPROVEMENTS
-----------              -------------   --------   -------------   ----------   -------------   --------   -------------
PROPERTIES
Fort Point Place, South
  Boston, MA...........    $ 12,500      $ 1,088      $ 24,011      $      --       $ 3,460      $ 1,088      $ 27,471
Technology Square & The
  Draper Building,
  Cambridge, MA........      98,563       36,162        87,172             --        22,587       36,162       109,759
Dallas Office and
  Industrial Portfolio,
  Dallas, TX...........      42,609       14,932        77,083             --         1,969       14,932        79,052
                           --------      -------      --------      ----------      -------      -------      --------
Total..................    $153,672      $52,182      $188,266      $      --       $28,016      $52,182      $216,282
                           ========      =======      ========      ==========      =======      =======      ========
                                                                                                                    (2)

                                GROSS AMOUNT AT WHICH
                                    CARRIED                                                  LIFE ON WHICH
                                AT CLOSE OF PERIOD                                          DEPRECIATION IN
                                ---------------                     DATE OF                  LATEST INCOME
                                 AND              ACCUMULATED    CONSTRUCTION/     DATE        STATEMENT
DESCRIPTION                     NTS     TOTAL     DEPRECIATION    RENOVATION     ACQUIRED     IS COMPUTED
-----------                     ----   --------   ------------   -------------   --------   ---------------
PROPERTIES
Fort Point Place, South
  Boston, MA...........                $ 28,559      $  122        1910-1988     7/13/99          (1)
Technology Square & The
  Draper Building,
  Cambridge, MA........                 145,921       3,539        1965-1999     6/24/98          (1)
Dallas Office and
  Industrial Portfolio,
  Dallas, TX...........                  93,984       3,145        1975-1996      7/1/98          (1)
                                       --------      ------
Total..................                $268,464      $6,806
                                       ========      ======
                                             (2)         (2)

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

The aggregate cost for federal income tax purposes was approximately $155,154 and $224,111 at December 31, 1998 and December 31, 1999, respectively.

The changes in total real estate assets and accumulated depreciation for the Period January 21, 1998 (Inception) to December 31, 1998 and for the Year Ended December 31, 1999 are as follows:

                       REAL ESTATE ASSETS
----------------------------------------------------------------
Balance, 1/21/98 (Inception).................      $     --
1/21/98 (Inception) - 12/31/98 Acquisitions,
  construction costs and improvements........       216,474
                                                   --------
Balance, 12/31/98............................       216,474
1999 Acquisitions, construction costs and
  improvements...............................        51,990
                                                   --------
Balance 12/31/99.............................      $268,464
                                                   ========

                       REAL ESTATE ASSETS                          ACCUMULATED DEPRECIATION
---------------------------------------------  ----------------------------------------------------------------
Balance, 1/21/98 (Inception).................  Balance, 1/21/98 (Inception).................      $     --
1/21/98 (Inception) - 12/31/98 Acquisitions,   1/21/98 (Inception) - 12/31/98
  construction costs and improvements........  Depreciation.................................         2,116
                                                                                                  --------
Balance, 12/31/98............................  Balance, 12/31/98............................         2,116
1999 Acquisitions, construction costs and
  improvements...............................  1999 Depreciation............................         4,690
                                                                                                  --------
Balance 12/31/99.............................  Balance 12/31/99.............................      $  6,806
                                                                                                  ========

                                  SCHEDULE III
                             BEACON/PW KENDALL LLC
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                  GROSS AMOUNT AT WHIGROS
                                                                          SUBSEQUENT TO                  CARRIED
                                               INITIAL COST                ACQUISITION              AT CLOSE OF PERIOAT C
                                         ------------------------   --------------------------   ------------------------
                                                    BUILDINGS AND                BUILDINGS AND              BUILDINGS AND
DESCRIPTION              ENCUMBRANCES      LAND     IMPROVEMENTS       LAND      IMPROVEMENTS      LAND     IMPROVEMENTS
-----------              -------------   --------   -------------   ----------   -------------   --------   -------------
PROPERTIES
The Athenaeum
  Portfolio, Cambridge,
  MA...................     $68,280      $35,773      $159,729      $      --       $2,606       $35,773      $162,335
                            =======      =======      ========      ==========      ======       =======      ========

                                GROSS AMOUNT AT WHICH
                                    CARRIED                                                  LIFE ON WHICH
                                AT CLOSE OF PERIOD                                          DEPRECIATION IN
                                ---------------                     DATE OF                  LATEST INCOME
                                 AND              ACCUMULATED    CONSTRUCTION/     DATE        STATEMENT
DESCRIPTION                     NTS     TOTAL     DEPRECIATION    RENOVATION     ACQUIRED     IS COMPUTED
-----------                     ----   --------   ------------   -------------   --------   ---------------
PROPERTIES
The Athenaeum
  Portfolio, Cambridge,
  MA...................                $198,108      $6,730        1885-1994      5/1/98          (1)
                                       ========      ======

(1) Depreciaton of building, improvements and personal property is calculated over the following useful lives using the straight line method.

   Buildings and improvements--40 years

   Tenant improvements--over the terms of the related leases

   Personal property--3 to 10 years

The aggregate cost for federal income tax purposes was approximately $195,816 and $198,108 at December 31, 1998 and December 31, 1999, respectively.

The changes in total real estate assets and accumulated depreciation for the Period April 16, 1998 (Inception) to December 31, 1998 and for the Year Ended December 31, 1999 are as follows:

                    ACCUMULATED DEPRECIATION
----------------------------------------------------------------
Balance, 4/16/98 (Inception).................      $     --
4/16/98 (Inception) - 12/31/98
  Depreciation...............................         2,668
                                                   --------
Balance, 12/31/98............................         2,668
1999 Depreciation............................         4,062
                                                   --------
Balance 12/31/99.............................      $  6,730
                                                   ========

                    ACCUMULATED DEPRECIATION
---------------------------------------------
Balance, 4/16/98 (Inception).................
4/16/98 (Inception) - 12/31/98
  Depreciation...............................

Balance, 12/31/98............................
1999 Depreciation............................
                                                   --------
Balance 12/31/99.............................
                                                   ========

                                 EXHIBIT INDEX

    Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NO.                              DESCRIPTION
-------                          -----------
     1.1 Placement Agent Agreement between NationsBanc Montgomery
         Securities LLC and the Company, as amended.(1)
     2.1 Agreement and Plan of Merger by and between the Predecessor and the Company.(1)
     3.1 Articles of Incorporation.(1)
     3.2 Certificate of Correction to Articles of Incorporation.(1)
     3.3 Amended and Restated By-laws.(1)
     3.4 Agreement of Limited Partnership of Beacon Capital Partners,
         L.P.(2)
     3.5 First Amendment to Agreement of Limited Partnership.(2)
     4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Company.(1)
    10.1 Employment and Non-Competition Agreement for Alan M.
         Leventhal.(1)
    10.2 Employment and Non-Competition Agreement for Lionel P.
         Fortin.(1)
    10.3 Beacon Capital Partners 1998 Stock Option and Incentive
         Plan.(1)
    10.4 Form of Indemnification Agreement between the Registrant and its directors and executive officers.(1)
    10.5 Purchase and Sale Contract between Eastern Properties Master
         LLC and the Registrant.(1)
    10.6 Contract of Sale for Bank One Building.(2)
    10.7 Contract of Sale for 6500 Greenville Building.(2)
    10.8 Contract of Sale for North Creek II Building.(2)
    10.9 Contract of Sale for One Glen Lakes Building.(2)
    10.10 Contract of Sale for Crosspoint Atrium Building.(2)
    10.11 Contract of Sale for Brandywine Place Building.(2)
    10.12 Contract of Sale for Forest Abrams Building.(2)
    10.13 Contract of Sale for Sherman Tech Building.(2)
    10.14 Contract of Sale for Venture Tech Building.(2)
    10.15 Contract of Sale for Plaza at Walnut Building.(2)
    10.16 Contract of Sale for Richardson BC Building.(2)
    10.17 Contract of Sale for Park North SC Building.(2)
    10.18 Contract of Sale for TI Business Center.(2)
    10.19 Contract of Sale for Richardson CC Building.(2)
    21.1 Subsidiaries of the Registrant.
    23.  Consent of Ernst & Young LLP.
    24.  Power of Attorney.(1)
    27.  Financial Data Schedule.

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on June 16, 1998.

(2) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on August 21, 1998.