Form 10-Q
period 2000-03-31
BEACON CAPITAL PARTNERS INC
filed 2000-05-12
CIK 1063893

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

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                    Yes X  No __

    Number of Common Shares outstanding at the latest practicable date, May 12, 2000: 20,972,592 shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                  PAGE
                                                                                --------
Part I --         Financial Information

  Item 1.         Consolidated Financial Statements...........................       1

                    Consolidated Balance Sheets--March 31, 2000 (Unaudited)
                      and December 31, 1999...................................       1

                    Consolidated Statements of Operations--Three Months Ended
                      March 31, 2000 and 1999 (Unaudited).....................       2

                    Consolidated Statements of Cash Flows--Three Months Ended
                      March 31, 2000 and 1999 (Unaudited).....................       3

                    Notes to Consolidated Financial Statements................       4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................       9

  Item 3.         Quantitative and Qualitative Disclosures about Market
                  Risk........................................................      18

Part II --        Other Information

  Item 1.         Legal Proceedings...........................................      20

  Item 2.         Changes in Securities and Use of Proceeds...................      20

  Item 3.         Defaults Upon Senior Securities.............................      20

  Item 4.         Submission of Matters to a Vote of Security Holders.........      20

  Item 5.         Other Information...........................................      20

  Item 6.         Exhibits and Reports on Form 8-K............................      20

PART I--FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BEACON CAPITAL PARTNERS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
ASSETS
Real Estate:
  Land......................................................   $  52,182      $  52,182
  Buildings, improvements and equipment.....................     235,101        216,967
                                                               ---------      ---------
                                                                 287,283        269,149
  Less accumulated depreciation.............................       8,463          7,025
                                                               ---------      ---------
                                                                 278,820        262,124

Deferred financing and leasing costs, net of accumulated
  amortization of $860 and $434, respectively...............       2,999          3,085
Cash and cash equivalents...................................      46,916         76,927
Restricted cash.............................................         253          1,203
Accounts receivable, net....................................       3,743          3,393
Deferred rent receivable....................................       1,115            783
Other assets................................................       5,841          1,905
Investments in partnership, joint ventures and
  corporations..............................................     151,301        163,677
                                                               ---------      ---------
      Total assets..........................................   $ 490,988      $ 513,097
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................   $  31,111      $  31,172
  Note payable--interim financing...........................     130,000        122,500
  Accounts payable and accrued expenses.....................      16,064         15,209
                                                               ---------      ---------
      Total liabilities.....................................     177,175        168,881
                                                               ---------      ---------
Commitments and contingencies...............................          --             --

Minority interest in consolidated partnership...............      39,910         43,639
                                                               ---------      ---------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares
    authorized, none issued or outstanding..................          --             --
  Excess stock; $.01 par value, 250,000,000 shares
    authorized, none issued or outstanding..................          --             --
  Common stock; $.01 par value, 500,000,000 shares
    authorized, 20,973,932 shares issued and outstanding....         210            210
  Additional paid-in capital................................     389,520        389,520
  Cumulative net income.....................................      18,690         12,019
  Cumulative dividends......................................    (134,517)      (101,172)
                                                               ---------      ---------
      Total stockholders' equity............................     273,903        300,577
                                                               ---------      ---------
      Total liabilities and stockholders' equity............   $ 490,988      $ 513,097
                                                               =========      =========

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  Rental income.............................................  $ 8,416    $ 5,162
  Reimbursement of operating expenses and real estate
    taxes...................................................      316        802
  Equity in earnings of partnership and joint ventures......    2,852      1,254
  Interest and dividend income..............................    1,295      1,986
  Other income..............................................    6,670        241
                                                              -------    -------
      Total revenues........................................   19,549      9,445
                                                              -------    -------
Expenses:
  Property operating........................................    2,254      1,359
  Real estate taxes.........................................    1,249      1,063
  General and administrative................................    2,927      2,582
  Affiliate formation expenses..............................    2,054         --
  Interest expense..........................................    1,640        442
  Depreciation and amortization.............................    1,865      1,124
                                                              -------    -------
      Total expenses........................................   11,989      6,570
                                                              -------    -------
Income before minority interest and extraordinary item......    7,560      2,875
Minority interest in consolidated partnership...............     (877)      (334)
                                                              -------    -------
Income before extraordinary item............................    6,683      2,541
Extraordinary item, net of minority interest................      (12)        --
                                                              -------    -------
      Net income............................................  $ 6,671    $ 2,541
                                                              =======    =======
Income before extraordinary item per common share-basic and
  diluted...................................................  $  0.32    $  0.12
Extraordinary item per common share-basic and diluted.......       --         --
                                                              -------    -------
Net income per common share-basic and diluted...............  $  0.32    $  0.12
                                                              =======    =======
Weighted average number of common shares outstanding (in
  thousands)................................................   20,974     20,974
                                                              =======    =======

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 6,671    $  2,541
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................    1,438       1,088
    Amortization............................................      427          36
    Extraordinary item, net of minority interest............       12          --
    Equity in earnings of partnership and joint ventures....   (2,852)     (1,254)
    Gain on Cypress investment..............................   (6,414)         --
    Minority interest in consolidated partnership...........      877         334
  Increase (decrease) in cash arising from changes in
    operating assets and liabilities:
    Restricted cash.........................................      950         369
    Accounts receivable.....................................     (350)        835
    Deferred rent receivable................................     (332)        (82)
    Other assets............................................   (4,162)     (1,128)
    Accounts payable and accrued expenses...................      855      (1,544)
                                                              --------   --------
      Net cash (used) provided by operating activities......   (2,880)      1,195
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements...........  (18,134)     (1,030)
  Payment of deferred leasing costs.........................     (340)       (202)
  Acquisition deposits and deferred costs...................       --      (1,098)
  Investments in partnership, joint ventures and
    corporations............................................   (4,231)     (1,019)
                                                              --------   --------
      Net cash used by investing activities.................  (22,705)     (3,349)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on mortgage notes..............................      (61)        (94)
  Proceeds from note payable--interim financing.............    7,500          --
  Payment of deferred financing costs.......................       (1)         --
  Distribution payment to minority interests................   (1,377)     (1,321)
  Dividend payment to stockholders..........................  (10,487)    (10,068)
                                                              --------   --------
      Net cash used by financing activities.................   (4,426)    (11,483)
                                                              --------   --------

Net decrease in cash and cash equivalents...................  (30,011)    (13,637)
Cash and cash equivalents, beginning of period..............   76,927     174,647
                                                              --------   --------
Cash and cash equivalents, end of period....................  $46,916    $161,010
                                                              ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Distribution of Cypress stock to minority interests.........  $ 2,073    $     --
Dividend of Cypress stock to stockholders...................   15,793          --
Distribution of CO Space stock to minority interests........      928          --
Dividend of CO Space stock to stockholders..................    7,065          --
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest, net of capitalized interest of
  $1,901 in 2000............................................  $ 1,550    $    443

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in BCP's annual report on Form 10-K for the period ended December 31, 1999.

2. ORGANIZATION

    Beacon Capital Partners, Inc. was incorporated on January 21, 1998 as a Massachusetts corporation, and was initially capitalized through loans from the two founders of BCP, Messrs. Leventhal and Fortin. The loans were repaid in May 1998. BCP qualifies as a real estate investment trust under the Internal Revenue Code of 1986, as amended. BCP was established to conduct real estate investment and development activities and currently operates in one segment.

    On March 17, 1998, BCP was reincorporated as a Maryland corporation and on March 20, 1998, it completed an initial private offering in accordance with
Section 4(2) of the Securities Act of 1933. BCP initially issued 17,360,769 common shares with proceeds, net of expenses, of $323,110. In April 1998, 3,613,163 additional shares were issued through the exercise of the underwriter's over-allotment, with proceeds, net of expenses, of $66,620.

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole General Partner of, and, as of March 31, 2000, holds approximately 88% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in the accompanying consolidated financial statements. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

3. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS

    The investments in partnership, joint ventures and corporations represent the Company's interest in (i) a joint venture known as Beacon/PW Kendall LLC ("The Athenaeum Portfolio"), (ii) a joint venture with Mathilda Partners LLC ("Mathilda Research Centre"), (iii) a joint venture with HA L.L.C. ("Millennium Tower"), (iv) an investment in Series B Convertible Preferred Stock ("Series B Preferred") of Wyndham International, Inc. ("Wyndham") and (v) an investment in Beacon Capital Strategic Partners, L.P. ("Beacon Capital Strategic Partners").

                         BEACON CAPITAL PARTNERS, INC.

                                 MARCH 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) A reconciliation of the underlying net assets to the Company's carrying value of investments in partnership, joint ventures and corporations is as follows:

                                                                                    BEACON
                                       THE      MATHILDA                            CAPITAL
                                    ATHENAEUM   RESEARCH   MILLENNIUM              STRATEGIC
                                    PORTFOLIO    CENTRE      TOWER      WYNDHAM    PARTNERS     TOTAL
                                    ---------   --------   ----------   --------   ---------   --------
Operating Partnership equity
  interest (including accumulated
  earnings, net of
  distributions)..................   $63,993    $17,019     $18,304     $    --     $ (503)    $ 98,813
Investments in preferred stock....        --         --          --      48,530         --       48,530
Other costs.......................        40      1,597       1,463         807         51        3,958
                                     -------    -------     -------     -------     ------     --------
Carrying value of investments in
  partnership, joint ventures and
  corporations....................   $64,033    $18,616     $19,767     $49,337     $ (452)    $151,301
                                     =======    =======     =======     =======     ======     ========
Equity in earnings of partnership
  and joint ventures
Three months ended
  March 31, 2000..................   $ 1,366    $  (103)    $    --     $    --     $1,589     $  2,852
  March 31, 1999..................     1,254         --          --          --         --        1,254

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

MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, CA, on which it is developing Mathilda Research Centre. The estimated cost of the 267,000 square foot development is approximately $64,000. The joint venture has obtained a $44,000 construction loan from an institutional lender to finance the development, and the balance of the development costs will be funded by equity contributions from the venturers. As of March 31, 2000, the venturers have funded equity contributions of $20,000, of which the Company's portion was $17,500.

                         BEACON CAPITAL PARTNERS, INC.

                                 MARCH 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate company, to develop a 19-story office/retail and residential tower in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land was contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company has agreed to fund the first $19,000 of cash requirements for the venture. As of March 31, 2000, the Company has funded $18,304 of this commitment. The joint venture has obtained a $45,000 construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the project is $72,000, including the value of the land.

    The Company's residential portion of this investment is held by BCP Millennium Residential, Inc., a Massachusetts corporation ("BCP Millennium Residential"). The voting common stock of BCP Millennium Residential is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in BCP Millennium Residential.

WYNDHAM

    On June 30, 1999, the Company purchased 1,050,000 shares of Series B Preferred of Wyndham at a net price of approximately $102,874. Simultaneously with this transaction, the Company transferred all of these shares of Series B Preferred to a voting trust (the "Wyndham Voting Trust") (the trustee of which is a subsidiary of the Operating Partnership) and declared and paid a dividend of approximately $4.34 per share of common stock of BCP and a distribution of approximately $4.34 per operating partnership unit of the Operating Partnership. The aggregate value of the dividend and distribution was approximately $103,064 and primarily consisted of the Company's interest in shares of the Series B Preferred, subject to the Wyndham Voting Trust. Stockholders not able to receive such interests received cash of equivalent value. Subsequent to June 30, 1999, the Company purchased approximately 57,578 Wyndham Voting Trust interests at an aggregate price of approximately $5,297.

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

BEACON CAPITAL STRATEGIC PARTNERS

    On October 1, 1999, the Company completed the initial closing for Beacon Capital Strategic Partners, L.P. ("BCSP"), a real estate limited partnership, of which BCP Strategic Partners LLC, the Company's wholly-owned subsidiary, is the General Partner. Subsequent to October 1, 1999, the Company completed

                         BEACON CAPITAL PARTNERS, INC.

                                 MARCH 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) additional closings and as of March 28, 2000, (the BCSP final closing date), equity commitments totaled $287,500, of which the Company's equity commitment was $57,500. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. On March 17, 2000, BCSP obtained a $137,500 secured revolving credit facility. For a period of up to two years from October 1, 1999, BCSP will be the Company's exclusive real estate investment vehicle. As of March 31, 2000, none of the Company's committed investment was funded. In connection with the formation of BCSP, for the three months ended March 31, 2000 and the year ended December 31, 1999, the Company incurred affiliate formation expenses of approximately $2,054 and $3,977, respectively. The expenses consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP.

4. OTHER INVESTMENTS

CYPRESS COMMUNICATIONS, INC.

    On September 8, 1998 and October 8, 1999, the Company invested an aggregate of $11,000 to acquire preferred stock in Cypress Communications, Inc. ("Cypress"), representing a 9.5% fully diluted ownership position. Cypress provides bundled communications services to tenants in multi-tenant commercial buildings. Prior to January 5, 2000, the investment was held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). On January 5, 2000, the Company distributed all of its preferred stock of Cypress (held by the Operating Partnership and Tenant Communications), valued at approximately $0.75 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "Cypress Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed its interest in the Cypress Voting Trust to its stockholders and unitholders. The distribution was recorded by the Company at the estimated fair value of the Cypress preferred stock as of the date of distribution, which resulted in a gain in the amount of $6,414. This gain is included in other income in the accompanying Consolidated Statements of Operations. On February 10, 2000, Cypress successfully completed its initial public offering. At the IPO, each share of preferred stock split into 4.5 shares of common stock.

CO SPACE, INC.

    On November 12, 1999, the Company invested $8,000 to acquire preferred stock in CO Space, Inc. ("CO Space") representing a 19% fully diluted ownership position. CO Space provides co-location space for data storage, telecommunication carriers, and web-hosting applications. Prior to January 28, 2000, the investment was held by the Operating Partnership. On January 28, 2000, the Operating Partnership transferred 10% of its shares of CO Space (representing 100% of its voting interest) to Shared Communications
Spaces, Inc., a Massachusetts corporation ("Shared Communications"). On
March 24, 2000, the Company distributed all of its preferred stock of CO Space (held by the Operating Partnership and Shared Communications), valued at approximately $0.34 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "CO Space Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed its interest in the CO Space Voting Trust to its stockholders and unitholders.

                         BEACON CAPITAL PARTNERS, INC.

                                 MARCH 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

5. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignments of leases, total $31,111 at March 31, 2000. Mortgage notes payable with fixed interest rates ranging from 7.75% to 9.25% and maturities ranging from May 2002 to October 2022 total $18,611. A variable rate mortgage note payable with a current interest rate of 8.02% at March 31, 2000 matures in April 2002 and totals $12,500. The net book value of the mortgaged assets is $62,740 at March 31, 2000.

    Future minimum principal payments due during the next five years and thereafter are as follows:

2000...............................................  $   282
2001...............................................      404
2002...............................................   14,315
2003...............................................      414
2004...............................................    3,525
Thereafter.........................................   12,171
                                                     -------
Total                                                $31,111
                                                     =======

6. NOTE PAYABLE--INTERIM FINANCING

    On June 28, 1999, the Company obtained $100,000 of secured interim financing (the "Interim Financing") from Bankers Trust Company. On December 3, 1999, the Company executed an amendment to the Interim Financing that increased the loan amount to $130,000. The Interim Financing matures in June 2000, but in certain circumstances can be extended for one year. On April 25, 2000, the Company delivered the required notice to request a one year extension to June 28, 2001. Outstanding balances under the Interim Financing bear interest at a rate spread over the base rate or Eurodollar rate, as applicable. The spread is based upon certain loan to value ratios. At March 31, 2000, the outstanding balance of the Interim Financing was $130,000 and the interest rate was 8.90%. The Interim Financing requires monthly payments of interest only and is secured by mortgages and assignments of rents on certain properties. The net book value of the collateralized assets is $162,251 at March 31, 2000. The Company's ability to borrow under the Interim Financing is subject to the Company's ongoing compliance with a number of financial and other covenants.

7. SUBSEQUENT EVENTS

    On April 14, 2000, the mortgage on The Athenaeum Portfolio was refinanced. The previous mortgage will be treated as extinguished and an extraordinary loss will be recorded to reflect the write-off of related transaction costs and the unamortized deferred financing costs.

    On April 19, 2000, the Company sold The Draper Building for $72,500. The Draper Building was part of the collateral for the Interim Financing and as a condition of the property's release, on April 19, 2000, the Interim Financing was paid down by approximately $32,170. Upon determination of the final transaction costs, the Company will report a material gain associated with this sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenue sufficient to meet debt service payments and other operating expenses; risks associated with borrowing, such as the possibility that we will not have sufficient funds available to make principal payments on outstanding debt and outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to us; the impact of pending or future litigation; variations in quarterly operating results; securities held for investment are subject to fluctuations in valuation based upon the performance of the underlying business; risks that some of our investments could cause us to fail to qualify as a REIT; and those risks and uncertainties contained elsewhere in this report and under the heading "Risk Factors" on page 8 of our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our consolidated financial statements include Beacon Capital Partners, Inc. ("BCP") and Beacon Capital Partners, L.P. (the "Operating Partnership"), our majority-owned partnership.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

    Changes in revenues and expenses from the three months ended March 31, 1999 to March 31, 2000 are primarily due to the timing of investment and financing transactions and redevelopment and releasing programs during 1999 and 2000. The secured interim financing (the "Interim Financing") from Bankers Trust Company closed in June 1999 and was increased in December 1999; the investments in preferred stock of Wyndham International, Inc. ("Wyndham") were made primarily in June and July 1999; Technology Square Building 200 was released in
July 1999; Technology Square Buildings 400 and 500 were taken out of service in 1999 and underwent substantial redevelopment and releasing in 1999 and early 2000; Fort Point Place was acquired in July 1999; Beacon Capital Strategic Partners, L.P. ("BCSP") was established in October 1999; the Fort Point Place mortgage debt was obtained in October 1999; and investments in Mathilda Research Centre, Millennium Tower, Cypress Communications, Inc. ("Cypress") and
CO Space, Inc. ("CO Space") occurred over time from 1998 through 2000.

    Our total revenues increased $10.1 million to $19.6 million for the three months ended March 31, 2000 as compared to $9.5 million for the three months ended March 31, 1999. Rental income increased $3.3 million primarily due to Technology Square releasing and the acquisition of Fort Point Place. Reimbursement of operating expenses and real estate taxes decreased $.5 million primarily due to Technology Square releasing which established tenant expense bases at current levels. Equity earnings in partnership and joint ventures increased $1.6 million primarily due to our allocation of income from BCSP. Interest and dividend income decreased $.7 million due to timing of loan advances and investments offset by Wyndham dividend income received in 2000. Other income increased $6.4 million primarily due to the gain recognized on the distribution of the Cypress investment. See --"Investing Activities".

    Our total expenses increased $5.4 million to $12.0 million for the three months ended March 31, 2000 as compared to $6.6 million for the three months ended March 31, 1999. Property operating increased $.9 million primarily due to increased occupancy at Technology Square and the acquisition of Fort Point Place. Real estate taxes increased $.2 million primarily due to Dallas Office and Industrial Portfolio increases and the acquisition of Fort Point Place. General and administrative increased $.3 million. The $2.1 million of affiliate formation expenses are costs incurred in the formation of BCSP and consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP. See --"Investing Activities". Interest expense increased $1.2 million due to the June 1999 and October 1999 closings of the Interim Financing and Fort Point Place mortgage, respectively, offset by capitalized interest expense in 2000. Depreciation and amortization increased $.7 million primarily due to Technology Square and Fort Point Place depreciation and the Interim Financing and Fort Point Place mortgage amortization of financing fees.

    The minority interest in consolidated partnership represents the portion of the Operating Partnership that is not owned by us.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $46.9 million at March 31, 2000 as compared to $76.9 million at December 31, 1999. The decrease of $30.0 million was primarily the result of (i) the payment of the March 2000 dividend to stockholders and distribution to unitholders, (ii) the payment of Technology Square redevelopment costs, (iii) the payment of Fort Point Place redevelopment costs, and (iv) investments in Millennium Tower, all offset by proceeds received from the Interim Financing.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be provided by cash flow from operating activities and current cash balances. We believe that our 2000 distribution requirement to maintain our REIT qualification will be met from our January 5, 2000 dividend of preferred shares of Cypress subject to a voting trust (approximately $0.75 per share of common stock of BCP), our March 9, 2000 cash dividend ($0.50 per share of common stock of BCP), and our March 24, 2000 dividend of preferred shares of CO Space subject to a voting trust (approximately $0.34 per share of common stock of BCP). See --"Investing Activities". We believe our other short-term liquidity needs are the funding of current real estate investments, developments, redevelopments, BCSP capital commitments, securities held for investment, the share repurchase program and the repayment of the Interim Financing (in the event that the loan is not extended). We expect to fund these needs from current cash balances, mortgages and other debt instruments, and through sales of certain assets.

    We expect to meet long-term (greater than 12 months) liquidity requirements for the costs of additional development, real estate and real estate related investments, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through secured and unsecured indebtedness, joint ventures, sales of certain assets, and from current cash balances.

INVESTING ACTIVITIES

    On June 24, 1998, we acquired a four-building complex known as Technology Square and an adjacent building known as The Draper Building. The properties are located in Cambridge, Massachusetts and consisted of approximately 1,026,000 square feet. In 1999, we began renovation and releasing of two of the buildings and razed one building. We commenced a new development plan to construct approximately 600,000 square feet of additional office and laboratory space. Construction of the first building (176,000 square feet) has begun and we currently expect it to be completed in the second quarter of 2001. On April 19, 2000, we sold The Draper Building for $72.5 million. Upon determination of the final transaction costs, we will report a material gain associated with this sale.

    On August 9, 1998, we entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer). The joint venture is developing Mathilda Research Centre, two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California. On June 18, 1999, the joint venture executed a lease with Juniper Networks, Inc. ("Juniper Networks") for one of the two buildings comprising approximately 144,000 of the development's approximately 267,000 square feet and on February 28, 2000, Juniper Networks executed its option to lease the second building. We expect to complete the first building in June 2000 and the second building in June 2001.

    On September 1, 1998 we entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate company). The joint venture is developing Millennium Tower, a 19-story, approximately 261,000 square foot, office/retail and residential tower, in downtown Seattle, Washington. HA L.L.C. contributed the land at an agreed value of $10.5 million and we agreed to fund $19 million of the development, of which, as of March 31, 2000, we had funded approximately $18.3 million. The joint venture has obtained a $45 million construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the development is approximately $72 million, including the value of the land. We expect to complete the project in the fourth quarter of 2000. Our residential portion of this investment is held by BCP Millennium Residential, Inc., a Massachusetts corporation ("BCP Millennium Residential"). The voting common stock of BCP Millennium Residential is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interest in BCP Millennium Residential.

    On September 30, 1998 and October 8, 1999, we invested an aggregate of
$11 million to acquire preferred stock in Cypress, representing a 9.5% fully diluted ownership position. Cypress provides bundled communications services to tenants in multi-tenant commercial buildings. Prior to January 5, 2000, the preferred stock investment was held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). On January 5, 2000, we distributed all of the preferred stock of Cypress (held by the Operating Partnership and Tenant Communications), valued at approximately $0.75 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "Cypress Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed our interest in the Cypress Voting Trust to our stockholders and unitholders. The distribution resulted in a gain of approximately $6.4 million. On February 10, 2000, Cypress successfully completed its initial public offering. Cypress trades on the NASDAQ National Market under the symbol CYCO. At the IPO, each share of preferred stock split into 4.5 shares of common stock.

    On July 13, 1999, we purchased Fort Point Place, a four-building, 335,000 square foot office and warehouse property located in the Boston, Massachusetts South Boston Waterfront District. Two buildings consist of approximately 145,000 square feet of office space. The other two buildings consist of approximately 190,000 square feet of warehouse space which were delivered to us vacant. We intend to renovate the warehouse space for use as residential condominiums. See --"Part II Item 1. Legal Proceedings".

    On October 1, 1999, we completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners LLC, our wholly-owned subsidiary, is the General Partner. Subsequent to October 1, 1999, we completed additional closings and as of March 28, 2000 (the BCSP final closing date), equity commitments totaled $287.5 million, of which our equity commitment was $57.5 million. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. The fund will invest in U.S. domestic real estate with a primary focus on office properties. The strategy will include redevelopment, development and other real estate opportunities where we can maximize value through our operating skills and expertise. For a period of up to two years from October 1, 1999, BCSP will be our exclusive real estate investment vehicle. As of March 31, 2000, none of our committed investment was funded. In connection with the formation of BCSP, for the three months ended March 31, 2000 and for the year ended December 31, 1999, we incurred affiliate formation expenses of approximately $2.1 million and $4.0 million, respectively. The expenses consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP.

    On November 12, 1999, we invested $8 million to acquire preferred stock in CO Space, representing a 19% ownership position on a fully diluted basis.
CO Space provides co-location space for data storage, telecommunication carriers, and web-hosting applications. Prior to January 28, 2000, the investment was held by the Operating Partnership. On January 28, 2000, the Operating Partnership transferred 10% of its shares of CO Space (representing 100% of its voting interest) to Shared Communications Spaces, Inc., a Massachusetts corporation ("Shared Communications"). On March 24, 2000, we distributed all of the preferred stock of CO Space (held by the Operating Partnership and Shared Communications), valued at approximately $0.34 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "CO Space Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed our interest in the CO Space Voting Trust to our stockholders and unitholders.

FINANCING ACTIVITIES

    On March 17, 2000, BCSP obtained a $137.5 million secured revolving credit facility (the "Credit Facility"). The Credit Facility matures on June 30, 2001 and bears interest at an annual rate of LIBOR plus 87.5 basis points. BCSP's ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of financial and other covenants. The Credit Facility is fully recourse to BCSP and is secured by, among other things, a pledge and assignment of all uncalled capital commitments of the partners. As of March 31, 2000, the outstanding balance of the Credit Facility was $42 million.

    On April 19, 2000, in conjunction with the sale of The Draper Building, the Interim Financing was paid down by approximately $32.2 million. See --"Investing Activities". Pursuant to the terms of the Interim Financing, on April 25, 2000, we delivered the required notice to request a one year extension to June 28, 2001.

    On April 14, 2000, the mortgage on The Athenaeum Portfolio was refinanced with an institutional lender. We own The Athenaeum Portfolio with our joint venture partner, PW Acquisitions IX, LLC (an affiliate of PaineWebber). The
$175 million financing is comprised of a first mortgage loan and a mezzanine loan, bears interest at an annual rate of 30-day LIBOR plus 243 basis points and requires monthly payments of principal and interest based on a 30-year amortization schedule. Each of the loans has a two-year term and may be extended for two twelve month periods if certain conditions are met. The joint venture has entered into an interest rate protection agreement for a notional amount of $175 million. This agreement, which terminates on May 1, 2002, provides for offsetting payments to the joint venture in the event that 30-day LIBOR exceeds 8.35% per annum. The loans are closed to prepayment in the initial twelve months, however certain properties in the portfolio may be released during that period.

CAPITALIZATION

    As of March 31, 2000, our total consolidated debt was approximately
$161.1 million and our total consolidated debt plus our proportionate share of total unconsolidated debt was approximately $212.1 million. The following table sets forth certain information regarding our consolidated and unconsolidated debt obligations, including obligations relating to specific properties. All of the debt is nonrecourse to us, with certain exceptions such as liability for fraud, misapplication of insurance proceeds, environmental matters, certain guarantees for completion of construction and certain limited guarantees for repayment of principal and interest.

                                  PRINCIPAL
                                    AMOUNT
                                    AS OF           COMPANY'S
                                  MARCH 31,         PORTION OF    INTEREST   MATURITY         PREPAYMENT
DEBT                                 2000           PRINCIPAL       RATE       DATE           PROVISIONS
----                             ------------      ------------   --------   --------   ----------------------
                                  (DOLLAR AMOUNTS IN MILLIONS)
CONSOLIDATED DEBT
FIXED RATE:
DALLAS OFFICE AND
  INDUSTRIAL PORTFOLIO:
Northcreek Place...............     $  4.2            $  4.2        7.80%    12/1/05    Prepayable subject to
                                                                                        conditions (a)
One Glen Lakes.................        5.6               5.6        7.75%     9/1/05    Prepayable subject to
                                                                                        conditions (b)
Greenville Place...............        3.4               3.4        7.80%    12/1/04    Prepayable subject to
                                                                                        conditions (c)
Plaza at Walnut Hill...........        1.4               1.4        9.00%         (d)   Prepayable subject to
                                                                                        conditions (e)
Richardson Business Center.....        1.5               1.5        9.00%         (f)   Prepayable subject to
                                                                                        conditions (g)
Park North Business Center.....        1.0               1.0        8.25%         (h)   Prepayable subject to
                                                                                        conditions (i)
T. I. Business Park............        1.5               1.5        9.25%     5/1/02    Prepayable subject to
                                                                                        conditions (j)
                                    ------            ------       -----
Subtotal / Weighted Average           18.6              18.6        8.12%
  Fixed Rate Debt..............
                                    ------            ------       -----

VARIABLE RATE:
Fort Point Place...............       12.5              12.5        8.02%         (k)   Prepayable subject to
                                                                                        conditions (l)
Interim Financing (m)..........      130.0             130.0        8.90%         (n)   Prepayable subject to
                                                                                        conditions (l)
                                    ------            ------       -----
Subtotal / Weighted Average          142.5             142.5        8.82%
  Variable Rate Debt...........
                                    ------            ------       -----

Subtotal / Weighted Average          161.1             161.1        8.74%
  Consolidated Debt............
                                    ------            ------       -----

UNCONSOLIDATED DEBT
The Athenaeum Portfolio (o)....       68.1              34.1        8.49%         (p)   Prepayable subject to
                                                                                        conditions (q)
Beacon Capital Strategic              42.0               8.4        6.92%    6/30/01    Prepayable subject to
  Partners, L.P. (r)...........                                                         conditions (l)

Mathilda Research Centre.......        9.8               8.5        8.75%    10/25/02   Prepayable subject to
                                                                                        conditions (l)
Millennium Tower...............        0.0               0.0         n/a          (s)   Prepayable subject to
                                                                                        conditions (l)
                                    ------            ------       -----
Subtotal / Weighted Average          119.9              51.0        8.27%
  Unconsolidated Debt..........
                                    ------            ------       -----

Total / Weighted Average.......     $281.0            $212.1        8.63%
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

(m) The following properties are collateral for the Interim Financing at March 31, 2000: 200, 400 and 500 Technology Square, The Draper Building, Bank One LBJ, Brandywine Place, Crosspoint Atrium, Forest Abrams Place, Richardson Commerce Centre, Sherman Tech and Venture Drive Tech Center. On April 19, 2000, in conjunction with the sale of The Draper Building, the Interim Financing was paid down by approximately $32.2 million.

(n) The loan matures June 28, 2000 and contains an option to extend for an additional one year assuming certain conditions are met and the borrower is in compliance with the required covenants. On April 25, 2000, we delivered the required notice to request a one year extension to June 28, 2001.

(o) We hold a 50% interest in the master limited liability company that controls the two limited liability companies that hold title to The Athenaeum Portfolio.

(p) The Athenaeum loan's stated maturity date is January 11, 2027 and may be prepaid any time after January 11, 2007. In the event the loan is not paid in full on January 11, 2007, the interest rate changes to the greater of 13.485% or 5% over the applicable 20-year Treasury Rate.

(q) Prepayable after January 11, 2007 without a fee. Prior to January 11, 2007 but after April 11, 1999, all or a portion of the loan may be defeased; ie; the amount prepaid is used to purchase U.S. Obligations with maturities sufficient to enable the scheduled payments on the loan to be met. On
    April 14, 2000, the entire loan was defeased and the portfolio was refinanced. See --"Financing Activities".

(r) On March 17, 2000, the BCSP interim credit facility was replaced with a secured revolving credit facility that matures on June 30, 2001. See --"Financing Activities".

(s) The Millennium Tower loan matures on June 1, 2002. The loan may be extended for one year if certain conditions are met.

    The following table, which includes both consolidated and unconsolidated debt, summarizes the scheduled amortization of principal and maturities of the loans outstanding.

                                                          SCHEDULED
                                                         AMORTIZATION   MATURITIES     TOTAL
                                                         ------------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
April 1, 2000 -- December 31, 2000.....................     $  488       $138,400     $138,888
2001...................................................        714             --          714
2002...................................................        727         22,470       23,197
2003...................................................        782             --          782
2004...................................................        815          3,103        3,918
Thereafter.............................................      4,573         40,052       44,625
                                                            ------       --------     --------
    Total..............................................     $8,099       $204,025     $212,124
                                                            ======       ========     ========

FUNDS FROM OPERATIONS

    We believe that to facilitate a clear understanding of the operating results of the Company, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors in March 1995 and subsequently clarified in October 1999, as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income, as an indication of our performance, as a substitute for cash flow or as a measure of our liquidity. The following table presents the calculations of FFO:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 2000         1999
                                                              ----------   ----------
                                                              (UNAUDITED, DOLLARS IN
                                                                    THOUSANDS)
Income before minority interest and extraordinary item......    $ 7,560      $ 2,875
Add real estate related depreciation and amortization:
  Consolidated entities.....................................      1,519        1,087
  Joint venture entities....................................        552          512
                                                                -------      -------
Funds from operations before minority interest..............      9,631        4,474
Company share of consolidated partnership...................      88.40%       88.40%
                                                                -------      -------
Company funds from operations...............................    $ 8,514      $ 3,955
                                                                =======      =======
Weighted average number of common shares outstanding (in
  thousands)................................................     20,974       20,974
                                                                =======      =======

For the periods presented above, our FFO results would be the same using both the March 1995 and October 1999 definitions.

PROPERTY INFORMATION

    The following table sets forth the Total Area, the Percentage Leased, the Average Base Rent (as defined below) and the Average Net Effective Rent (as defined below) per square foot for each of our properties as of March 31, 2000. Base Rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation charges, less total operating expenses and real estate taxes.

                                                                                     AVERAGE    AVERAGE
                                                                TOTAL        %         BASE     NET EFF
PROPERTY                                                        AREA       LEASED      RENT       RENT
--------                                                      ---------   --------   --------   --------
SOUTH BOSTON, MA:
Fort Point Place (1)........................................    145,222      97%      $15.43     $ 9.10
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average South Boston, MA..............    145,222      97%       15.43       9.10
                                                              ---------     ---       ------     ------

CAMBRIDGE, MA:
215 First Street............................................    311,602      99%       22.87      16.28
One Kendall Square Cinema...................................     31,641     100%       18.29      13.48
Buildings 100 - 500.........................................    222,372     100%       29.66      21.08
Buildings 600/650/700.......................................    236,661      98%       36.95      25.15
Buildings 1500 & 1700.......................................     39,707      90%       17.41      10.52
Building 1400...............................................    133,211     100%       33.66      21.51
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    975,194      99%       28.97      19.95
                                                              ---------     ---       ------     ------
200 Technology Square (2)...................................    156,270      96%       32.33      23.98
400 Technology Square (2)...................................    203,600      84%       35.32      27.66
500 Technology Square (2)...................................    182,250      83%       38.16      29.97
The Draper Building (NNN) (3)...............................    474,817     100%        6.16       6.16
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................  1,016,937      93%       20.69      16.67
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average Cambridge, MA.................  1,992,131      96%       24.87      18.32
                                                              ---------     ---       ------     ------

SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ................................................     42,000      80%       14.33       6.83
Brandywine Place............................................     66,237      94%       13.20       9.89
Crosspoint Atrium...........................................    220,212      82%       13.78       9.29
Forest Abrams Place.........................................     68,827      89%       14.10       7.70
6500 Greenville Avenue......................................    114,600      83%       14.28       7.61
Northcreek Place II.........................................    163,303      91%       15.27       8.80
One Glen Lakes..............................................    166,272      94%       16.95      13.45
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    841,451      88%       14.82       9.67
                                                              ---------     ---       ------     ------

R&D / INDUSTRIAL
Park North Business Center..................................     36,885      80%        7.12       5.65
Plaza at Walnut Hill........................................     88,280      89%        7.80       7.57
Richardson Business Center..................................     66,300     100%        4.42       6.40
Richardson Commerce Centre..................................     60,517      88%        7.30       5.45
Sherman Tech................................................     16,176     100%        7.24       5.41
T I Business Park...........................................     96,902      67%        7.84       5.90
Venture Drive Tech Center...................................    128,322      85%        4.62       3.41
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    493,382      85%        6.30       5.55
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average Suburban Dallas, TX...........  1,334,833      87%       11.74       8.18
                                                              ---------     ---       ------     ------
  Total / Weighted Average Properties.......................  3,472,186      92%      $19.73     $14.27
                                                              =========     ===       ======     ======

------------------------------

(1) Fort Point Place includes two additional buildings that are not included in these figures. The two buildings consist of approximately 190,000 square feet of vacant warehouse space. We plan to renovate the warehouse space for use as residential condominiums. See --"Part II Item 1. Legal Proceedings".

(2) Buildings 545, 565 and 575 have been renamed Buildings 200, 400 and 500 respectively. The rentable area of Buildings 200, 400 and 500 have been modified to reflect re-measurements according to BOMA standards. Buildings 400 and 500 are currently undergoing substantial renovation and releasing programs. Building 549 has been removed from the table because it has been razed and a new building of approximately 176,000 square feet is currently being developed on its site.

(3) On April 19, 2000, The Draper Building was sold for $72.5 million.

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties we owned or had an interest in as of March 31, 2000.

                                             SQUARE     % OF SQUARE    ANNUAL    % ANNUAL      # OF
                                            FEET (1)     FEET (2)     RENT (3)   RENT (4)   TENANTS (5)
                                            ---------   -----------   --------   --------   -----------
                                                                  (IN THOUSANDS)
4/1/00 - 12/31/00.........................    318,541        9.2%     $ 6,164       9.2%         93
2001 (6)..................................    775,795       22.3%       7,786      11.7%         73
2002......................................    489,392       14.1%      10,505      15.7%         91
2003......................................    505,706       14.5%      10,253      15.3%         79
2004......................................    356,208       10.3%       9,726      14.5%         45
Thereafter................................    762,584       22.0%      22,484      33.6%         53
                                            ---------       ----      -------     -----         ---
  Total...................................  3,208,226       92.4%     $66,918     100.0%        434
                                            =========       ====      =======     =====         ===

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

(6) Included in 2001 is 474,817 square feet and $2,925 annual rent attributable to The Draper Building, which was sold on April 19, 2000.

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

    The following table summarizes our debt obligations outstanding as of March 31, 2000. This information should be read in conjunction with Notes 5 and 6 to the consolidated financial statements.

                                                         EXPECTED MATURITY DATE
                        4/1/00-
                        12/31/00     2001       2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                        --------   --------   --------   --------   --------   ----------   --------   ----------
                                                         (DOLLARS IN THOUSANDS)
Liabilities
DEBT:
----------------------
FIXED RATE............  $    282     $404     $ 1,815     $ 414      $3,525      $12,171    $ 18,611    $ 18,611
Weighted Average Fixed
  Interest Rate.......      8.1%     8.1%        8.0%      8.0%        8.1%         8.8%        8.3%

VARIABLE RATE.........  $130,000       --     $12,500        --          --           --    $142,500    $142,500
Current Variable
  Interest Rate.......      8.9%       --        8.0%        --          --           --        8.9%

                         BEACON CAPITAL PARTNERS, INC.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

    Our Fort Point Place property, located in the South Boston Waterfront District, is composed of four buildings. Two of the buildings consist of office space and are leased to third parties. The other two buildings are vacant and were formerly utilized as warehouse space. In July 1999, we successfully obtained all necessary zoning approvals and other entitlements in order to be able to convert the two warehouse buildings into residential condominiums with some ground floor retail space. Just prior to the expiration of the appeal period for the zoning approvals, The Gillette Company ("Gillette"), which operates a manufacturing facility in South Boston, filed an action against the City of Boston and the Company in the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 99-4061-G) in which Gillette sought to overturn the zoning approvals we had obtained. On May 10, 2000, the Company and Gillette reached a settlement regarding this action. Pursuant to this settlement, the action was dismissed with prejudice with no liability to us.

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

             10.22   Securities Purchase Agreement by and among Patriot American
                       Hospitality, Inc., Wyndham International, Inc., Beacon
                       Capital Partners, L.P. and the remaining parties named therein.(5)
             10.23   Amendment to Securities Purchase Agreement by and among
                       Patriot American Hospitality, Inc., Wyndham International,
                       Inc., Beacon Capital Partners, L.P. and the remaining parties named therein.(6)
             10.24   Loan Agreement between One Kendall LLC and Cambridge
                       Athenaeum LLC as Borrowers and Secore Financial
                       Corporation as Lender.(7)
             10.25   Loan Agreement between CAMEZZ LLC as Borrower and Secore
                       Financial Corporation as Mezzanine Lender.(7)
             27.     Financial Data Schedule.

        (b) Current report on Form 8-K filed January 4, 2000 reporting Item 5 disclosure.
             Current report on Form 8-K filed February 14, 2000 reporting Item 5 disclosure.
             Current Report on Form 8-K filed on March 22, 2000 reporting Item 5 disclosure.

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

(6) Incorporated by reference to the Current Report on Form 8-K filed by Wyndham International, Inc. on July 13, 1999.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      BEACON CAPITAL PARTNERS, INC.

                                                      /s/ RANDY J. PARKER
                                                      ------------------------------------------------
                                                      Randy J. Parker
                                                      Chief Financial Officer (Authorized Officer and
May 12, 2000                                          Principal Accounting Officer)