Form 10-Q
period 2000-06-30
BEACON CAPITAL PARTNERS INC
filed 2000-08-10
CIK 1063893

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                    Yes X  No __

    Number of Common Shares outstanding at the latest practicable date, August 10, 2000: 19,202,592 shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                  PAGE
                                                                                --------
Part I --         Financial Information

  Item 1.         Consolidated Financial Statements...........................       1

                    Consolidated Balance Sheets--June 30, 2000 (Unaudited) and
                      December 31, 1999.......................................       1

                    Consolidated Statements of Operations--Three and Six
                      Months Ended June 30, 2000 and 1999 (Unaudited).........       2

                    Consolidated Statements of Cash Flows--Six Months Ended
                      June 30, 2000 and 1999 (Unaudited)......................       3

                    Notes to Consolidated Financial Statements................       4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................      10

  Item 3.         Quantitative and Qualitative Disclosures about Market
                  Risk........................................................      20

Part II --        Other Information

  Item 1.         Legal Proceedings...........................................      22

  Item 2.         Changes in Securities and Use of Proceeds...................      22

  Item 3.         Defaults Upon Senior Securities.............................      22

  Item 4.         Submission of Matters to a Vote of Security Holders.........      22

  Item 5.         Other Information...........................................      22

  Item 6.         Exhibits and Reports on Form 8-K............................      22

PART I--FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BEACON CAPITAL PARTNERS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
ASSETS
Real Estate:
  Land......................................................   $  35,257      $  52,182
  Buildings, improvements and equipment.....................     224,440        216,967
                                                               ---------      ---------
                                                                 259,697        269,149
  Less accumulated depreciation.............................       8,666          7,025
                                                               ---------      ---------
                                                                 251,031        262,124

Deferred financing and leasing costs, net of accumulated
  amortization of $759 and $434, respectively...............       2,885          3,085
Cash and cash equivalents...................................      83,482         76,927
Restricted cash.............................................         611          1,203
Accounts receivable, net....................................       4,423          3,393
Deferred rent receivable....................................       1,550            783
Other assets................................................         503          1,905
Investments in partnership, joint ventures and
  corporations..............................................      98,110        163,677
                                                               ---------      ---------
      Total assets..........................................   $ 442,595      $ 513,097
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................   $  31,019      $  31,172
  Note payable--interim financing...........................      97,830        122,500
  Accounts payable and accrued expenses.....................      14,689         15,209
                                                               ---------      ---------
      Total liabilities.....................................     143,538        168,881
                                                               ---------      ---------
Commitments and contingencies...............................          --             --

Minority interest in consolidated partnership...............      38,199         43,639
                                                               ---------      ---------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares
    authorized, none issued or outstanding..................          --             --
  Excess stock; $.01 par value, 250,000,000 shares
    authorized, none issued or outstanding..................          --             --
  Common stock; $.01 par value, 500,000,000 shares
    authorized, 20,972,592 and 20,973,932 shares issued and
    outstanding, respectively...............................         210            210
  Additional paid-in capital................................     389,502        389,520
  Cumulative net income.....................................      68,581         12,019
  Cumulative dividends......................................    (197,435)      (101,172)
                                                               ---------      ---------
      Total stockholders' equity............................     260,858        300,577
                                                               ---------      ---------
      Total liabilities and stockholders' equity............   $ 442,595      $ 513,097
                                                               =========      =========

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Revenues:
  Rental income......................................  $  8,524   $  4,715   $ 16,940   $  9,877
  Reimbursement of operating expenses and real estate
    taxes............................................       374        788        690      1,591
  Equity in earnings of partnership and joint
    ventures.........................................     1,120      1,147      3,972      2,401
  Interest and dividend income.......................     2,039      2,799      3,334      4,784
  Other income.......................................       325        162      6,995        403
                                                       --------   --------   --------   --------
      Total revenues.................................    12,382      9,611     31,931     19,056
                                                       --------   --------   --------   --------
Expenses:
  Property operating.................................     2,510      1,388      4,764      2,747
  Real estate taxes..................................     1,190      1,236      2,439      2,299
  General and administrative.........................     2,837      2,341      5,764      4,923
  Affiliate formation expenses.......................        --         --      2,054         --
  Interest expense...................................       844         25      2,484        467
  Depreciation and amortization......................     1,936      1,192      3,801      2,316
                                                       --------   --------   --------   --------
      Total expenses.................................     9,317      6,182     21,306     12,752
                                                       --------   --------   --------   --------
Income before gains on sales of real estate, minority
  interest and extraordinary items...................     3,065      3,429     10,625      6,304
Gains on sales of real estate........................    58,537         --     58,537         --
                                                       --------   --------   --------   --------
Income before minority interest and extraordinary
  items..............................................    61,602      3,429     69,162      6,304
Minority interest in consolidated partnership........    (7,149)      (398)    (8,026)      (732)
                                                       --------   --------   --------   --------
Income before extraordinary items....................    54,453      3,031     61,136      5,572
Extraordinary items, net of minority interest........    (4,562)        --     (4,574)        --
                                                       --------   --------   --------   --------
      Net income.....................................  $ 49,891   $  3,031   $ 56,562   $  5,572
                                                       ========   ========   ========   ========
Income before extraordinary items per common
  share-basic and diluted............................  $   2.60   $   0.14   $   2.92   $   0.27
Extraordinary items per common share-basic and
  diluted............................................     (0.22)        --      (0.22)        --
                                                       --------   --------   --------   --------
Net income per common share-basic and diluted........  $   2.38   $   0.14   $   2.70   $   0.27
                                                       ========   ========   ========   ========
Weighted average number of common shares outstanding
  (in thousands).....................................    20,973     20,974     20,973     20,974
                                                       ========   ========   ========   ========

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  56,562   $   5,572
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................      2,789       2,191
    Amortization............................................      1,012         125
    Extraordinary items, net of minority interest...........      4,574          --
    Gains on sales of real estate...........................    (58,537)         --
    Distributions from partnership and joint venture........      5,591       2,500
    Equity in earnings of partnership and joint ventures....     (3,972)     (2,401)
    Gain on Cypress investment..............................     (6,414)         --
    Minority interest in consolidated partnership...........      8,026         732
  Increase (decrease) in cash arising from changes in
    operating assets and liabilities:
    Restricted cash.........................................        592         204
    Accounts receivable.....................................     (1,030)        612
    Deferred rent receivable................................       (767)       (164)
    Other assets............................................      1,159      (1,384)
    Accounts payable and accrued expenses...................     (2,520)       (556)
                                                              ---------   ---------
      Net cash provided by operating activities.............      7,065       7,431
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements...........    (34,443)     (4,979)
  Proceeds from real estate asset sale......................     72,085          --
  Payment of deferred leasing costs.........................       (584)       (756)
  Investments in partnership, joint ventures and
    corporations............................................     (8,023)     (4,716)
  Distributions from partnership and joint venture..........     78,519          --
  Purchase of Wyndham preferred stock, net..................         --    (102,874)
  Funding of mortgage note receivable.......................         --     (45,000)
  Other investment..........................................         --     (33,667)
  Acquisition deposits and deferred costs...................         --      (3,953)
                                                              ---------   ---------
      Net cash provided (used) by investing activities......    107,554    (195,945)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on mortgage notes..............................       (153)     (2,693)
  Proceeds from note payable--interim financing.............      7,500      70,000
  Repayment on note payable--interim financing..............    (32,170)         --
  Payment of deferred financing costs.......................       (181)     (1,984)
  Repurchase of common stock................................        (18)         --
  Distribution payment to minority interests................     (9,637)     (1,321)
  Dividend payment to stockholders..........................    (73,405)    (10,259)
                                                              ---------   ---------
      Net cash (used) provided by financing activities......   (108,064)     53,743
                                                              ---------   ---------

Net increase (decrease) in cash and cash equivalents........      6,555    (134,771)
Cash and cash equivalents, beginning of period..............     76,927     174,647
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  83,482   $  39,876
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Distribution of Cypress stock to minority interests.........  $   2,073   $      --
Dividend of Cypress stock to stockholders...................     15,793          --
Distribution of CO Space stock to minority interests........        928          --
Dividend of CO Space stock to stockholders..................      7,065          --
Distribution of Wyndham stock to minority interests.........         --      11,961
Dividend of Wyndham stock to stockholders...................         --      90,913
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest, net of capitalized interest of
  $4,047 and $500, respectively.............................  $   3,249   $     261

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole General Partner of, and, as of June 30, 2000, holds approximately 88% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in the accompanying consolidated financial statements. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

3. REAL ESTATE

    On April 19, 2000, the Company sold The Draper Building for $72,500. The Company recognized a gain on the sale of approximately $27,322.

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS

    The investments in partnership, joint ventures and corporations represent the Company's interest in (i) a joint venture with PW Acquisitions IX, LLC, known as Beacon/PW Kendall LLC ("The Athenaeum Portfolio"), (ii) a joint venture with Mathilda Partners LLC ("Mathilda Research Centre"), (iii) a joint venture with HA L.L.C. ("Millennium Tower"), (iv) an investment in Series B Convertible Preferred Stock ("Series B Preferred") of Wyndham International, Inc. ("Wyndham") and (v) an investment in Beacon Capital Strategic Partners, L.P. ("BCSP").

    A reconciliation of the underlying net assets to the Company's carrying value of investments in partnership, joint ventures and corporations is as follows:

                                     THE      MATHILDA
                                  ATHENAEUM   RESEARCH   MILLENNIUM
                                  PORTFOLIO    CENTRE      TOWER      WYNDHAM      BCSP       TOTAL
                                  ---------   --------   ----------   --------   --------   ---------
Operating Partnership equity
  interest (including
  accumulated earnings, net of
  distributions)................  $ 15,999    $17,031     $19,000     $    --    $ (7,441)  $  44,589
Investments in preferred
  stock.........................        --         --          --      48,536          --      48,536
Other costs.....................        39      2,064       1,966         845          71       4,985
                                  --------    -------     -------     -------    --------   ---------
Carrying value of investments in
  partnership, joint ventures
  and corporations at June 30,
  2000..........................  $ 16,038    $19,095     $20,966     $49,381    $ (7,370)  $  98,110
                                  ========    =======     =======     =======    ========   =========
Equity in earnings of
  partnership and joint ventures
Six months ended
  June 30, 2000.................  $  1,753    $   (91)    $    --     $    --    $  2,310   $   3,972
  June 30, 1999.................     2,401         --          --          --          --       2,401
Operating Partnership share of
  gains on sales of real estate
Six months ended
  June 30, 2000.................  $ 12,618    $    --     $    --     $    --    $ 18,597   $  31,215
  June 30, 1999.................        --         --          --          --          --          --
Operating Partnership share of
  extraordinary items
Six months ended
  June 30, 2000.................  $ (5,149)   $    --     $    --     $    --    $    (25)  $  (5,174)
  June 30, 1999.................        --         --          --          --          --          --

THE ATHENAEUM PORTFOLIO

    Beacon/PW Kendall LLC was formed on April 16, 1998 and is jointly owned by the Company and PW Acquisitions IX, LLC, an affiliate of PaineWebber. Initially each member made a $5,000 contribution and the Company provided a loan to the joint venture of approximately $117,000. The joint venture acquired

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED)
The Athenaeum Portfolio, an eleven building 970,000 square foot mixed-use portfolio located in Cambridge, Massachusetts. In August 1998, the Company and PW Acquisitions IX, LLC each made equity contributions of approximately $58,500, which were used to repay the Company's loan receivable.

    On April 14, 2000, The Athenaeum Portfolio was refinanced and the joint venture distributed refinancing proceeds in the amount of $90,700. The previous mortgage was treated as extinguished and an extraordinary loss of approximately $10,298 was incurred for the write-off of related transaction costs and the unamortized deferred financing costs. The Company's share of the distribution and extraordinary loss were approximately $45,350 and $5,149, respectively. On June 7, 2000, the joint venture sold some of the assets in The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) for $68,000 and recorded a gain on the sale of approximately $25,236. Simultaneously with the sale, the debt was paid down by $50,940 and the joint venture distributed $16,000 to the members. The Company's share of the gain on the sale and distribution were approximately $12,618 and $8,000, respectively.

MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, CA, on which it is developing Mathilda Research Centre. The estimated cost of the 267,000 square foot development is approximately $64,000. The joint venture has obtained a $44,000 construction loan from an institutional lender to finance the development, and the balance of the development costs will be funded by equity contributions from the venturers. As of June 30, 2000, the venturers have funded equity contributions of $20,000, of which the Company's portion was $17,500.

MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate company, to develop a 19-story office/retail and residential tower in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land was contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company has agreed to fund the first $19,000 of cash requirements for the venture. As of June 30, 2000, the Company has funded its total commitment of $19,000. The joint venture has obtained a $45,000 construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the project is $72,000, including the value of the land.

    The Company's residential portion of this investment is held by BCP Millennium Residential, Inc., a Massachusetts corporation ("BCP Millennium Residential"). The voting common stock of BCP Millennium Residential is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in BCP Millennium Residential. For financial statement presentation purposes, the Company consolidates
BCP Millennium Residential.

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED)
WYNDHAM

    On June 30, 1999, the Company purchased 1,050,000 shares of Series B Preferred of Wyndham at a net price of approximately $102,874. Simultaneously with this transaction, the Company transferred all of these shares of Series B Preferred to a voting trust (the "Wyndham Voting Trust") (the trustee of which is a subsidiary of the Operating Partnership) and declared and paid a dividend of approximately $4.34 per share of common stock of BCP and a distribution of approximately $4.34 per operating partnership unit of the Operating Partnership. The aggregate value of the dividend and distribution was approximately $103,064 and primarily consisted of the Company's interest in shares of the Series B Preferred, subject to the Wyndham Voting Trust. Stockholders not able to receive such interests received cash of equivalent value. Subsequent to June 30, 1999, the Company purchased approximately 57,640 Wyndham Voting Trust interests at an aggregate price of approximately $5,303.

    On July 1, 1999, the Company purchased 450,000 shares of Series B Preferred at a net price of approximately $44,055. On October 29, 1999, the Company transferred 244,340 of these shares of Series B Preferred to Beacon Lodging, Inc., a Massachusetts corporation ("Beacon Lodging"). The voting common stock of Beacon Lodging is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns 99% of the economic interests in Beacon Lodging. For financial statement presentation purposes, the Company consolidates Beacon Lodging. On December 9, 1999, Wyndham completed a rights offering to its current common shareholders and redeemed approximately 8,399 shares of Series B Preferred held by the Company at a price of approximately $857.

    Wyndham's annual dividend on the Series B Preferred is 9.75%, paid quarterly, partially in cash and partially in paid-in-kind shares.

BCSP

    On October 1, 1999, the Company completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners LLC, the Company's wholly-owned subsidiary, is the General Partner. Subsequent to October 1, 1999, the Company completed additional closings and as of March 28, 2000 (the BCSP final closing date), equity commitments totaled $287,500, of which the Company's equity commitment was $57,500. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. For a period of up to two years from October 1, 1999, BCSP will be the Company's exclusive real estate investment vehicle. As of June 30, 2000, none of the Company's committed investment was funded. In connection with the formation of BCSP, for the six months ended June 30, 2000 and the year ended December 31, 1999, the Company incurred affiliate formation expenses of approximately $2,054 and $3,977, respectively. The expenses consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP.

    On March 17, 2000, BCSP obtained a $137,500 secured revolving credit facility. On June 14, 2000, BCSP sold 233 Fremont Street, a property located in San Francisco, California that is currently undergoing redevelopment. The property was sold for approximately $145,894, including approximately $15,894 held in escrow pending completion of the property's redevelopment. BCSP will continue to oversee the redevelopment and the buyer will fund the remaining redevelopment costs. The redevelopment is

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) scheduled to be completed in the first quarter of 2001. As of June 30, 2000, BCSP recognized a gain on the sale of approximately $51,742. Pursuant to the applicable accounting rules, an additional gain estimated at approximately $27,861 has been deferred and will be recognized in future periods. On June 28, 2000, BCSP distributed $70,000 of the sale proceeds. The Company's share of the recognized gain on the sale and distribution were approximately $18,597 and $25,169, respectively.

5. OTHER INVESTMENTS

CYPRESS COMMUNICATIONS, INC.

    On September 8, 1998 and October 8, 1999, the Company invested an aggregate of $11,000 to acquire preferred stock in Cypress Communications, Inc. ("Cypress"), representing a 9.5% fully diluted ownership position. Cypress provides bundled communications services to tenants in multi-tenant commercial buildings. Prior to January 5, 2000, the investment was held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). On January 5, 2000, the Company distributed all of its preferred stock of Cypress (held by the Operating Partnership and Tenant Communications), valued at approximately $0.75 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "Cypress Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed its interest in the Cypress Voting Trust to its stockholders and unitholders. The distribution was recorded by the Company at the estimated fair value of the Cypress preferred stock as of the date of distribution, which resulted in a gain in the amount of approximately $6,414. This gain is included in other income in the accompanying Consolidated Statements of Operations. On February 10, 2000, Cypress successfully completed its initial public offering. At the IPO, each share of preferred stock split into 4.5 shares of common stock. The Cypress common stock held in the Cypress Voting Trust is subject to certain terms and conditions, including limitations on transferability.

CO SPACE, INC.

    On November 12, 1999, the Company invested $8,000 to acquire preferred stock in CO Space, Inc. ("CO Space") representing an approximate 18% fully diluted ownership position. CO Space provides co-location space for data storage, telecommunication carriers, and web-hosting applications. Prior to January 28, 2000, the investment was held by the Operating Partnership. On January 28, 2000, the Operating Partnership transferred 10% of its shares of CO Space (representing 100% of its voting interest) to Shared Communications
Spaces, Inc., a Massachusetts corporation ("Shared Communications"). On
March 24, 2000, the Company distributed all of its preferred stock of CO Space (held by the Operating Partnership and Shared Communications), valued at approximately $0.34 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "CO Space Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed its interest in the CO Space Voting Trust to its stockholders and unitholders. On June 20, 2000, CO Space was acquired by InterNAP Network Services Corporation ("InterNAP"). InterNAP was founded in 1996 and provides internet connectivity that is faster and more reliable than conventional internet services. In conjunction with the acquisition of CO Space by InterNAP, each share of preferred stock held in the CO Space Voting Trust was converted to one share of CO Space common stock. The shares of CO Space common stock were

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

5. OTHER INVESTMENTS (CONTINUED)
exchanged for shares of InterNAP common stock based upon a formula set forth in the definitive agreement. Each share of CO Space common stock which was equivalent to a unit in the CO Space Voting Trust was exchanged for .24488 shares of InterNAP common stock. The InterNAP common stock held in the CO Space Voting Trust is subject to certain terms and conditions, including limitations on transferability.

6. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignments of leases, total $31,019 at June 30, 2000. Mortgage notes payable with fixed interest rates ranging from 7.75% to 9.25% and maturities ranging from May 2002 to October 2022 total $18,519. A variable rate mortgage note payable with a current interest rate of 8.54% at June 30, 2000 matures in April 2002 and totals $12,500. The net book value of the mortgaged assets is approximately $62,531 at June 30, 2000.

    Future minimum principal payments due during the next five years and thereafter are as follows:

2000...............................................  $   190
2001...............................................      404
2002...............................................   14,315
2003...............................................      414
2004...............................................    3,525
Thereafter.........................................   12,171
                                                     -------
Total                                                $31,019
                                                     =======

7. NOTE PAYABLE--INTERIM FINANCING

    On June 28, 1999, the Company obtained $100,000 of secured interim financing (the "Interim Financing") from Bankers Trust Company. On December 3, 1999, the Company executed an amendment to the Interim Financing that increased the loan amount to $130,000. On April 19, 2000, The Draper Building was sold. The Draper Building was part of the collateral for the Interim Financing and as a condition of the property's release, on April 19, 2000, the Interim Financing was paid down by approximately $32,170. The Interim Financing matured in June 2000 and pursuant to the terms of the note, the Company exercised its option to extend the maturity date to June 2001. Outstanding balances under the Interim Financing bear interest at a rate spread over the base rate or Eurodollar rate, as applicable. The spread is based upon certain loan to value ratios. At June 30, 2000, the outstanding balance of the Interim Financing was approximately $97,830 and the interest rate was 9.04%. The Interim Financing requires monthly payments of interest only and is secured by mortgages and assignments of rents on certain properties. The net book value of the collateralized assets is approximately $130,956 at June 30, 2000. The Interim Financing agreement requires the Company's ongoing compliance with a number of financial and other covenants.

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenue sufficient to meet debt service payments and other operating expenses; risks associated with borrowing, such as the possibility that we will not have sufficient funds available to make principal payments on outstanding debt and outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to us; the impact of pending or future litigation; variations in quarterly operating results; securities held for investment are subject to fluctuations in valuation based upon the performance of the underlying business; risks that some of our investments could cause us to fail to qualify as a REIT; and those risks and uncertainties contained elsewhere in this report and under the heading "Risk Factors" beginning on page 8 of our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our consolidated financial statements include Beacon Capital Partners, Inc. ("BCP") and Beacon Capital Partners, L.P. (the "Operating Partnership"), our majority-owned partnership.

RESULTS OF OPERATIONS

SUMMARY

    Changes in revenues and expenses from the three and six months ended
June 30, 1999 to June 30, 2000 are primarily due to the timing of investment, financing and sale transactions and redevelopment and releasing programs during 1999 and 2000. The funding of the Batterymarch mortgage note receivable was made in May 1999; the secured interim financing (the "Interim Financing") from Bankers Trust Company closed in June 1999, was increased in December 1999 and was partially paid down in April 2000; the investments in preferred stock of Wyndham International, Inc. ("Wyndham") were made primarily in June and July 1999; Technology Square Building 200 was released in July 1999; Technology Square Buildings 400 and 500 were taken out of service in 1999 and underwent substantial redevelopment and releasing in 1999 and early 2000; Fort Point Place was acquired in July 1999; the Fort Point Place warehouse ongoing renovations commenced in the fall 1999; Beacon Capital Strategic Partners, L.P. ("BCSP") was established in October 1999; the Fort Point Place mortgage debt was obtained in October 1999; the Technology Square Building 300 development commenced in January 2000; The Athenaeum Portfolio was refinanced in April 2000; The Draper Building was sold in April 2000; the sale of assets in The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) was in June 2000; BCSP sold 233 Fremont Street in June

2000; and investments in Mathilda Research Centre, Millennium Tower, Cypress Communications, Inc. ("Cypress") and CO Space, Inc. ("CO Space") occurred over time from 1998 through 2000.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

    Our total revenues increased $2.8 million to $12.4 million for the three months ended June 30, 2000 as compared to $9.6 million for the three months ended June 30, 1999. Rental income increased $3.8 million primarily due to Technology Square releasing and the acquisition of Fort Point Place. Reimbursement of operating expenses and real estate taxes decreased $.4 million primarily due to Technology Square releasing which established tenant expense bases at current levels. Interest and dividend income decreased $.7 million due to the Batterymarch mortgage note receivable interest in 1999 and the timing of loan advances and investments offset by Wyndham dividend income received in 2000. Other income increased $.1 million primarily due to additional management fees earned from The Athenaeum Portfolio.

    Our total expenses increased $3.1 million to $9.3 million for the three months ended June 30, 2000 as compared to $6.2 million for the three months ended June 30, 1999. Property operating expenses increased $1.1 million primarily due to increased occupancy at Technology Square and the acquisition of Fort Point Place. General and administrative expenses increased $.4 million. Interest expense increased $.9 million due to the June 1999 and October 1999 closings of the Interim Financing and Fort Point Place mortgage, respectively, offset by capitalized interest expense in 2000. Depreciation and amortization expense increased $.7 million primarily due to Technology Square and Dallas Office and Industrial Portfolio depreciation and the Interim Financing and Fort Point Place mortgage amortization of financing fees.

    Our gains on sales of real estate for the three months ended June 30, 2000 of $58.5 million resulted from the gain on the sale of The Draper Building of $27.3 million, our share of the gain from the sale of assets of The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) of
$12.6 million and our share of the gain from the sale of 233 Fremont Street of $18.6 million. The minority interest in consolidated partnership of $7.1 million represents the portion of the Operating Partnership that is not owned by us. The extraordinary loss for the three months ended June 30, 2000 of $4.6 million was primarily due to The Atheneaum Portfolio refinancing which extinguished the previous mortgage debt and required the write-off of related transaction costs and unamortized deferred financing costs.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    Our total revenues increased $12.8 million to $31.9 million for the six months ended June 30, 2000 as compared to $19.1 million for the six months ended June 30, 1999. Rental income increased $7.0 million primarily due to Technology Square releasing and Fort Point Place, which was acquired in July 1999. Reimbursement of operating expenses and real estate taxes decreased $.9 million primarily due to Technology Square releasing which established tenant expense bases at current levels. Equity earnings in partnership and joint ventures increased $1.6 million primarily due to income from BCSP offset by earnings reduction from The Athenaeum Portfolio due to the property refinancing and the sale of some assets in 2000. Interest and dividend income decreased
$1.5 million due to the Batterymarch mortgage note receivable interest in 1999 and the timing of loan advances and investments offset by the Wyndham dividends received in 2000. Other income increased $6.6 million primarily due to the gain recognized on the distribution of the Cypress investment. See "--Investing Activities".

    Our total expenses increased $8.6 million to $21.3 million for the six months ended June 30, 2000 as compared to $12.7 million for the six months ended June 30, 1999. Property operating expenses increased $2.0 million primarily due to increased occupancy at Technology Square and the acquisition of Fort Point Place. Real estate taxes increased $.1 million primarily due to the acquisition of Fort Point Place. General and administrative expenses increased $.9 million. The $2.1 million of affiliate formation expenses are costs incurred in the formation of BCSP and consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP. See "--Investing Activities". Interest expense increased $2.0 million due to the June 1999 and December 1999 closings of the Interim Financing and the October 1999 Fort Point Place mortgage closing, offset by capitalized interest in 2000. Depreciation and amortization expense increased $1.5 million primarily due to Technology Square and Dallas Office and Industrial Portfolio depreciation and the Interim Financing and Fort Point Place mortgage amortization of financing fees.

    For review of our gains on sales of real estate, minority interest in consolidated partnership and extraordinary loss for the six months ended June 30, 2000 of $58.5 million, $8.0 million and $4.6 million, respectively, please see the discussion under the "COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999."

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $83.5 million at June 30, 2000 as compared to $76.9 million at December 31, 1999. The increase of $6.6 million was primarily the result of (i) proceeds from the sale of The Draper Building,
(ii) distributions received from The Athenaeum Portfolio, (iii) distributions received from BCSP, (iv) proceeds received from the Interim Financing, and
(v) cash flow from operations, all offset by (i) the payments of the March and June dividends to stockholders and distributions to unitholders, (ii) the repayment on the Interim Financing, (iii) the payment of Technology Square development and redevelopment costs, (iv) the payment of Fort Point development costs, and (v) investments in Millennium Tower.

    Subsequent to June 30, 2000, in accordance with our share repurchase program, we repurchased approximately 1.8 million shares of common stock of BCP and certain voting trust interests for approximately $25.4 million. See "--Financing Activities".

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be provided by cash flow from operating activities and current cash balances. We believe that our 2000 distribution requirement to maintain our REIT qualification has been met from our January 5, 2000 dividend of preferred shares of Cypress subject to a voting trust (approximately $0.75 per share of common stock of BCP), our March 9, 2000 cash dividend ($0.50 per share of common stock of BCP), our March 24, 2000 dividend of preferred shares of CO Space subject to a voting trust (approximately $0.34 per share of common stock of BCP), and our June 28, 2000 cash dividend ($3.00 per share of common stock of BCP). See "--Investing Activities". We believe our other short-term liquidity needs are the funding of current real estate investments, developments, redevelopments, BCSP capital commitments, securities held for investment, the share repurchase program and the repayment of the Interim Financing. We expect to fund these needs from current cash balances, mortgages and other debt instruments, and through sales of certain assets.

    We expect to meet long-term (greater than 12 months) liquidity requirements for the costs of additional development, real estate and real estate related investments, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through secured and unsecured indebtedness, joint ventures, sales of certain assets, and from current cash balances.

INVESTING ACTIVITIES

    On June 24, 1998, we acquired a four-building complex known as Technology Square and an adjacent building known as The Draper Building. The properties are located in Cambridge, Massachusetts and consisted of approximately 1,026,000 square feet. In 1999, we began renovation and releasing of two of the buildings and razed one building. We commenced a new development plan to construct approximately 600,000 square feet of additional office and laboratory space. Construction of Building 300 (176,000 square feet) has begun and we currently expect it to be completed in the second quarter of 2001. On April 19, 2000, we sold The Draper Building for $72.5 million. We recognized a gain on the sale of approximately $27.3 million.

    On August 9, 1998, we entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer). The joint venture is developing Mathilda Research Centre, two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California. On June 18, 1999, the joint venture executed a lease with Juniper Networks, Inc. ("Juniper Networks") for one of the two buildings comprising approximately 144,000 of the development's approximately 267,000 square feet and on February 28, 2000, Juniper Networks executed its option to lease the second building. The first building was completed in June 2000 and Juniper Networks is occupying the space. We expect to complete the second building in the first quarter of 2001.

    On September 1, 1998 we entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate company). The joint venture is developing Millennium Tower, a 19-story, approximately 261,000 square foot, office/retail and residential tower, in downtown Seattle, Washington. HA L.L.C. contributed the land at an agreed value of $10.5 million and we agreed to fund $19 million of the development. As of June 30, 2000, we had funded our entire commitment of $19 million. The joint venture has obtained a $45 million construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the development is approximately $72 million, including the value of the land. We expect to complete the project in the fourth quarter of 2000. Our residential portion of this investment is held by BCP Millennium Residential, Inc., a Massachusetts corporation ("BCP Millennium Residential"). The voting common stock of BCP Millennium Residential is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interest in BCP Millennium Residential.

    On September 30, 1998 and October 8, 1999, we invested an aggregate of
$11 million to acquire preferred stock in Cypress, representing a 9.5% fully diluted ownership position. Cypress provides bundled communications services to tenants in multi-tenant commercial buildings. Prior to January 5, 2000, the preferred stock investment was held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). On January 5, 2000, we distributed all of the preferred stock of Cypress (held by the Operating Partnership and Tenant Communications), valued at approximately $0.75 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "Cypress Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed our interest in the Cypress Voting Trust to our stockholders and unitholders. The distribution resulted in a gain of approximately $6.4 million. On February 10, 2000, Cypress successfully completed its initial public offering. Cypress trades on the NASDAQ National Market under the symbol CYCO. At the IPO, each share of preferred stock split into 4.5 shares of common stock. The Cypress common stock held in the Cypress Voting Trust is subject to certain terms and conditions, including limitations on transferability.

    On July 13, 1999, we purchased Fort Point Place, a four-building, 335,000 square foot office and warehouse property located in the Boston, Massachusetts South Boston Waterfront District. Two buildings consist of approximately 145,000 square feet of office space. The other two buildings consist of approximately 190,000 square feet of warehouse space which were delivered to us vacant. The warehouse buildings were originally held by the Operating Partnership. On
June 2, 2000, the Operating Partnership transferred the warehouse buildings to Fort Point Place, Inc., a Massachusetts corporation. The voting common stock of Fort Point Place, Inc. is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in Fort Point Place, Inc. We are currently renovating the warehouse space for use as residential condominiums. We expect to complete the renovations in the late summer 2000 and are currently marketing the units for sale.

    On October 1, 1999, we completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners LLC, our wholly-owned subsidiary, is the General Partner. Subsequent to October 1, 1999, we completed additional closings and as of March 28, 2000 (the BCSP final closing date), equity commitments totaled $287.5 million, of which our equity commitment was $57.5 million. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. The fund will invest in U.S. domestic real estate with a primary focus on office properties. The strategy will include redevelopment, development and other real estate opportunities where we can maximize value through our operating skills and expertise. For a period of up to two years from October 1, 1999, BCSP will be our exclusive real estate investment vehicle. As of June 30, 2000, none of our committed investment was funded. In connection with the formation of BCSP, for the six months ended June 30, 2000 and for the year ended December 31, 1999, we incurred affiliate formation expenses of approximately $2.1 million and $4.0 million, respectively. The expenses consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP.

    On June 14, 2000, BCSP sold 233 Fremont Street, a property located in San Francisco, California, that is currently undergoing redevelopment. The property was sold for approximately $145.9 million, including approximately
$15.9 million held in escrow pending completion of the property's redevelopment. BCSP will continue to oversee the redevelopment and the buyer will fund the remaining redevelopment costs. The redevelopment is scheduled to be completed in the first quarter of 2001. As of June 30, 2000, BCSP recognized a gain on the sale of approximately $51.7 million. Pursuant to the applicable accounting rules, an additional gain estimated at approximately $27.9 million has been deferred and will be recognized in future periods. On June 28, 2000, BCSP distributed $70.0 million of the sale proceeds. Our share of the recognized gain on the sale and distribution were approximately $18.6 million and $25.2 million, respectively.

    On November 12, 1999, we invested $8 million to acquire preferred stock in CO Space, representing an approximate 18% ownership position on a fully diluted basis. CO Space provides co-location space for data storage, telecommunication carriers, and web-hosting applications. Prior to January 28, 2000, the investment was held by the Operating Partnership. On January 28, 2000, the Operating Partnership transferred 10% of its shares of CO Space (representing 100% of its voting interest) to Shared Communications Spaces, Inc., a Massachusetts corporation ("Shared Communications"). On March 24, 2000, we distributed all of the preferred stock of CO Space (held by the Operating Partnership and Shared Communications), valued at approximately $0.34 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "CO Space Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed our interest in the CO Space Voting Trust to our stockholders and unitholders. Each share of common stock of BCP and operating partnership unit of the Operating Partnership held on March 22, 2000 (the record date for the distribution) received approximately
 .224568409 interests in the CO Space Voting Trust. On June 20, 2000, CO Space was acquired by InterNAP Network Services Corporation ("InterNAP"). InterNAP trades on the NASDAQ National Market under the symbol INAP. InterNAP was founded in 1996 and provides internet connectivity that is faster and more reliable than conventional internet services. In conjunction with the acquisition of CO Space by InterNAP, each share of preferred stock held in the CO Space Voting Trust was converted to one share of CO Space common stock. The shares of CO Space common stock were exchanged for shares of InterNAP common stock based upon a formula set forth in the definitive agreement. Each share of CO Space common stock which was equivalent to a unit in the CO Space Voting Trust was exchanged for .24488 shares of InterNAP common stock. The InterNAP common stock held in the CO Space Voting Trust is subject to certain terms and conditions, including limitations on transferability.

    On June 7, 2000, we sold some of the assets in The Athenaeum Portfolio
(215 First Street, 195 First Street and Doc Linskey Way) for $68 million and recorded a gain on the sale of approximately $25.2 million. We own The Athenaeum Portfolio with our joint venture partner, PW Acquisitions IX, LLC (an affiliate of PaineWebber). Simultaneously with the sale, after paydown of debt, the joint venture distributed $16 million to the members. Our share of the gain on the sale and distribution were approximately $12.6 million and $8 million, respectively.

FINANCING ACTIVITIES

    On April 19, 2000, in conjunction with the sale of The Draper Building, the Interim Financing was paid down by approximately $32.2 million. See "--Investing Activities". The Interim Financing matured on June 28, 2000 and pursuant to the terms of the note, we exercised our option to extend the maturity date to June 28, 2001.

    On April 14, 2000, the mortgage on The Athenaeum Portfolio was refinanced with an institutional lender. We own The Athenaeum Portfolio with our joint venture partner, PW Acquisitions IX, LLC (an affiliate of PaineWebber). The
$175 million refinancing was subsequently paid down by $50.9 million on June 7, 2000 in conjunction with the sale of some of the assets in The Athenaeum Portfolio. The resulting $124.1 million financing is comprised of a first mortgage loan and a mezzanine loan, bears interest at an annual rate of 30-day LIBOR plus 243 basis points and requires monthly payments of principal and interest based on a 30-year amortization schedule. Each of the loans has a two-year term and may be extended for two twelve month periods if certain conditions are met. The joint venture originally entered into an interest rate protection agreement for a notional amount of $175 million which was subsequently reduced to approximately $124 million in conjunction with the above mentioned sale. This agreement, which terminates on May 1, 2002, provides for offsetting payments to the joint venture in the event that 30-day LIBOR exceeds 8.35% per annum. The loans are closed to prepayment in the initial twelve months, however certain properties in the portfolio may be released during that period.

    Subsequent to June 30, 2000 and prior to July 28, 2000, in accordance with our original share repurchase program, we repurchased 1,770,000 shares of common stock of BCP and certain voting trust interests for approximately
$25.4 million. The repurchase equates to approximately 8.4% of the common stock outstanding. On July 28, 2000, the Board extended the share repurchase program for six months to January 28, 2001, authorizing management to utilize up to $30 million for the repurchase of the common stock of BCP during the extension period.

CAPITALIZATION

    As of June 30, 2000, our total consolidated debt was approximately
$128.8 million and our total consolidated debt plus our proportionate share of total unconsolidated debt was approximately $226.7 million. The following table sets forth certain information regarding our consolidated and unconsolidated debt obligations, including obligations relating to specific properties. All of the debt is nonrecourse to us, with certain exceptions such as liability for fraud, misapplication of insurance proceeds, environmental matters, certain guarantees for completion of construction and certain limited guarantees for repayment of principal and interest.

                              PRINCIPAL
                                AMOUNT
                                AS OF           COMPANY'S
                               JUNE 30,         PORTION OF    INTEREST   MATURITY         PREPAYMENT
DEBT                             2000           PRINCIPAL       RATE       DATE           PROVISIONS
----                         ------------      ------------   --------   --------   ----------------------
                              (DOLLAR AMOUNTS IN MILLIONS)
CONSOLIDATED DEBT
FIXED RATE:
DALLAS OFFICE AND
  INDUSTRIAL PORTFOLIO:
Northcreek Place...........     $  4.2            $  4.2        7.80%    12/1/05    Prepayable subject to
                                                                                    conditions (a)
One Glen Lakes.............        5.5               5.5        7.75%     9/1/05    Prepayable subject to
                                                                                    conditions (b)
Greenville Place...........        3.4               3.4        7.80%    12/1/04    Prepayable subject to
                                                                                    conditions (c)
Plaza at Walnut Hill.......        1.4               1.4        9.00%         (d)   Prepayable subject to
                                                                                    conditions (e)
Richardson Business                1.5               1.5        9.00%         (f)   Prepayable subject to
  Center...................                                                         conditions (g)
Park North Business                1.0               1.0        8.25%         (h)   Prepayable subject to
  Center...................                                                         conditions (i)
T. I. Business Park........        1.5               1.5        9.25%     5/1/02    Prepayable subject to
                                                                                    conditions (j)
                                ------            ------       -----

Subtotal / Weighted Average       18.5              18.5        8.12%
  Fixed Rate Debt..........
                                ------            ------       -----
VARIABLE RATE:
Fort Point Place...........       12.5              12.5        8.54%         (k)   Prepayable subject to
                                                                                    conditions (l)
Interim Financing (m)......       97.8              97.8        9.04%         (n)   Prepayable subject to
                                                                                    conditions (l)
                                ------            ------       -----
Subtotal / Weighted Average      110.3             110.3        8.98%
  Variable Rate Debt.......
                                ------            ------       -----
Subtotal / Weighted Average      128.8             128.8        8.85%
  Consolidated Debt........
                                ------            ------       -----

UNCONSOLIDATED DEBT
VARIABLE RATE:
The Athenaeum Portfolio
  (o)......................      124.0              62.0        9.07%         (p)   Prepayable subject to
                                                                                    conditions (q)
Beacon Capital Strategic
  Partners, L.P. (r).......       57.5              11.5        7.53%    6/30/01    Prepayable subject to
                                                                                    conditions (l)
Mathilda Research Centre...       23.3              20.4        9.44%    10/25/02   Prepayable subject to
                                                                                    conditions (l)
Millennium Tower...........        5.9               4.0        9.14%         (s)   Prepayable subject to
                                                                                    conditions (l)
                                ------            ------       -----
Subtotal / Weighted Average      210.7              97.9        8.97%
  Unconsolidated Debt......
                                ------            ------       -----

Total / Weighted Average...     $339.5            $226.7        8.90%
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

(m) The following properties are collateral for the Interim Financing at June 30, 2000: 200, 400 and 500 Technology Square, Bank One LBJ, Brandywine Place, Crosspoint Atrium, Forest Abrams Place, Richardson Commerce Centre, Sherman Tech and Venture Drive Tech Center.

(n) The loan matured June 28, 2000 and pursuant to the terms of the note, we exercised our option to extend the maturity date to June 28, 2001.

(o) We hold a 50% interest in the master limited liability company that controls the limited liability companies that hold title to The Athenaeum Portfolio.

(p) The Athenaeum Portfolio is encumbered by a first mortgage loan and a mezzanine loan. Both loans mature on May 1, 2002 and contain options to extend for two additional twelve month periods if certain conditions are met.

(q) The loans are closed to prepayment in the initial twelve months, however certain properties in the portfolio may be released during that period. The loans are prepayable thereafter in whole or in part upon payment of a 0.5% prepayment fee in months thirteen to eighteen and prepayable without a fee thereafter.

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

                                                          SCHEDULED
                                                         AMORTIZATION   MATURITIES     TOTAL
                                                         ------------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
July 1, 2000 -- December 31, 2000......................     $  435       $     --     $    435
2001...................................................        925        109,330      110,255
2002...................................................        573         99,331       99,904
2003...................................................        414             --          414
2004...................................................        422          3,103        3,525
Thereafter.............................................      3,661          8,510       12,171
                                                            ------       --------     --------
    Total..............................................     $6,430       $220,274     $226,704
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

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                 2000         1999
                                                              ----------   ----------
                                                              (UNAUDITED, DOLLARS IN
                                                                    THOUSANDS)
Income before gains on sales of real estate, minority
  interest and extraordinary items..........................
                                                                $10,625      $ 6,304
Add real estate related depreciation and amortization:
  Consolidated entities.....................................      3,051        2,203
  Joint venture entities....................................      1,076        1,031
                                                                -------      -------
Funds from operations before minority interest..............     14,752        9,538
Company share of consolidated partnership...................      88.40%       88.40%
                                                                -------      -------
Company funds from operations...............................    $13,041      $ 8,432
                                                                =======      =======
Weighted average number of common shares outstanding (in
  thousands)................................................     20,973       20,974
                                                                =======      =======

For the periods presented above, our FFO results would be the same using both the March 1995 and October 1999 definitions.

PROPERTY INFORMATION

    The following table sets forth the Total Area, the Percentage Leased, the Average Base Rent (as defined below) and the Average Net Effective Rent (as defined below) per square foot for each of our properties as of June 30, 2000. Base Rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation charges, less total operating expenses and real estate taxes.

                                                                                     AVERAGE    AVERAGE
                                                                TOTAL        %         BASE     NET EFF
PROPERTY                                                        AREA       LEASED      RENT       RENT
--------                                                      ---------   --------   --------   --------
SOUTH BOSTON, MA:
Fort Point Place (1)........................................    145,222      97%      $15.43     $ 9.10
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average South Boston, MA..............    145,222      97%       15.43       9.10
                                                              ---------     ---       ------     ------

CAMBRIDGE, MA:
One Kendall Square Cinema...................................     31,641     100%       18.29      13.48
Buildings 100--500..........................................    222,372     100%       31.21      22.72
Buildings 600/650/700.......................................    236,661      98%       37.77      26.06
Buildings 1500 & 1700.......................................     39,707      90%       17.41      10.52
Building 1400...............................................    133,211     100%       33.66      21.70
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    663,592      99%       32.66      22.58
                                                              ---------     ---       ------     ------

200 Technology Square (2)...................................    156,270     100%       31.53      23.12
400 Technology Square (2)...................................    203,600      90%       35.79      27.99
500 Technology Square (2)...................................    182,250      86%       38.33      30.12
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    542,120      92%       35.26      27.13
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average Cambridge, MA.................  1,205,712      96%       33.78      24.54
                                                              ---------     ---       ------     ------

SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ................................................     42,000      80%       14.33       6.83
Brandywine Place............................................     66,237      96%       13.93      10.17
Crosspoint Atrium...........................................    220,212      82%       13.79       9.29
Forest Abrams Place.........................................     68,827      89%       14.38       7.71
6500 Greenville Avenue......................................    114,600      82%       14.59       7.74
Northcreek Place II.........................................    163,303      84%       15.49       8.99
One Glen Lakes..............................................    166,272      94%       16.97      13.45
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    841,451      86%       14.99       9.76
                                                              ---------     ---       ------     ------

R&D / INDUSTRIAL
Park North Business Center..................................     36,885     100%        8.77       7.07
Plaza at Walnut Hill........................................     88,280      89%        7.87       5.20
Richardson Business Center..................................     66,300     100%        4.51       6.40
Richardson Commerce Centre..................................     60,517      88%        7.37       5.45
Sherman Tech................................................     16,176     100%        7.55       4.98
T I Business Park...........................................     96,902      67%        7.97       6.69
Venture Drive Tech Center...................................    128,322      77%        4.83       3.54
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    493,382      84%        6.63       5.42
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average Suburban Dallas, TX...........  1,334,833      85%       11.96       8.19
                                                              ---------     ---       ------     ------
  Total / Weighted Average Properties.......................  2,685,767      91%      $22.49     $15.98
                                                              =========     ===       ======     ======

------------------------------

(1) Fort Point Place includes two additional buildings that are not included in these figures. The two buildings consist of approximately 190,000 square feet of vacant warehouse space. We are currently renovating the warehouse space for use as residential condominiums.

(2) Buildings 545, 565 and 575 have been renamed Buildings 200, 400 and 500, respectively. The rentable area of Buildings 200, 400 and 500 have been modified to reflect re-measurements according to BOMA standards. Buildings 400 and 500 have undergone substantial renovation and releasing programs. Building 549 has been removed from the table because it has been razed and a new building of approximately 176,000 square feet is currently being developed on its site.

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties we owned or had an interest in as of June 30, 2000.

                                             SQUARE     % OF SQUARE    ANNUAL    % ANNUAL      # OF
                                             FEET(1)      FEET(2)     RENT(3)    RENT(4)    TENANTS(5)
                                            ---------   -----------   --------   --------   ----------
                                                                  (IN THOUSANDS)
7/1/00 - 12/31/00.........................    290,406       10.8%     $ 5,002       8.6%         70
2001......................................    204,497        7.6%       2,953       5.1%         64
2002......................................    385,351       14.4%       7,776      13.4%         82
2003......................................    372,584       13.9%       7,073      12.2%         79
2004......................................    325,198       12.1%       9,269      16.0%         41
Thereafter................................    855,191       31.8%      25,887      44.7%         65
                                            ---------       ----      -------     -----         ---
  Total...................................  2,433,227       90.6%     $57,960     100.0%        401
                                            ---------       ----      -------     -----         ---

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

    The following table summarizes our debt obligations outstanding as of June 30, 2000. This information should be read in conjunction with Notes 6 and 7 to the consolidated financial statements.

                                                        EXPECTED MATURITY DATE
                       7/1/00-
                       12/31/00     2001       2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                       --------   --------   --------   --------   --------   ----------   --------   ----------
                                                        (DOLLARS IN THOUSANDS)
Liabilities
DEBT:
---------------------
FIXED RATE...........  $    190   $   404    $ 1,815     $ 414      $3,525      $12,171    $ 18,519    $ 18,519
Weighted Average
  Fixed Interest
  Rate...............      8.1%      8.1%       8.0%      8.0%        8.1%         8.8%        8.3%

VARIABLE RATE........        --   $97,830    $12,500        --          --           --    $110,330    $110,330
Current Variable
  Interest Rate......        --      9.0%       8.5%        --          --           --        9.0%

                         BEACON CAPITAL PARTNERS, INC.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities and Use of Proceeds

    None.

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) BCP's 2000 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 10, 2000.

    (b) At the Annual Meeting, the following individuals were elected to BCP's Board of Directors as Class II Directors:

                                                              VOTES FOR    VOTES WITHHELD
                                                              ----------   --------------
Lionel P. Fortin............................................  15,864,871              0
Stephen T. Clark............................................  17,554,171              0

    The following individuals are directors whose term of office as a director continued after the Annual Meeting:

Alan M. Leventhal (Class I)
Robert M. Melzer (Class I)
Steven Shulman (Class III)
Scott M. Sperling (Class III)

    (c) The following additional proposal was considered at the Annual Meeting:

                                                                                     BROKER
                                      VOTES FOR    VOTES AGAINST   VOTES ABSTAIN   NON-VOTES
                                      ----------   -------------   -------------   ----------
Ratification of the adoption of a
  management incentive plan.........   9,470,080      6,208,548               0        50,659
Ratification of the appointment of
  Ernst & Young LLP as BCP's
  independent accountants for the
  fiscal year ending December 31,
  2000..............................  17,554,171              0         750,000             0

    (d) None.

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

        (b) Current Report on Form 8-K filed April 13, 2000 reporting Item 5 disclosure.
             Current Report on Form 8-K filed April 24, 2000 reporting disclosure under Items 2 and 5.
             Current Report on Form 8-K filed on June 8, 2000 reporting Item 5 disclosure.

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

                                                      BEACON CAPITAL PARTNERS, INC.

                                                      /s/ RANDY J. PARKER
                                                      ------------------------------------------------
                                                      Randy J. Parker
                                                      Chief Financial Officer (Authorized Officer and
August 10, 2000                                       Principal Accounting Officer)