Form 10-Q
period 2000-09-30
BEACON CAPITAL PARTNERS INC
filed 2000-11-09
CIK 1063893

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                    Yes X  No __

    Number of Common Shares outstanding at the latest practicable date, November 8, 2000: 21,730,888 shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                       --------
Part I--Financial Information

Item 1.  Consolidated Financial Statements...........................         1

         Consolidated Balance Sheets--September 30, 2000 (Unaudited)
           and December 31, 1999.....................................         1

         Consolidated Statements of Operations--Three and Nine Months
           Ended September 30, 2000 and 1999 (Unaudited).............         2

         Consolidated Statements of Cash Flows--Nine Months Ended
           September 30, 2000 and 1999 (Unaudited)...................         3

         Notes to Consolidated Financial Statements..................         4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................        11

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................        23

Part II--Other Information

Item 1.  Legal Proceedings...........................................        24

Item 2.  Changes in Securities and Use of Proceeds...................        24

Item 3.  Defaults Upon Senior Securities.............................        24

Item 4.  Submission of Matters to a Vote of Security Holders.........        24

Item 5.  Other Information...........................................        24

Item 6.  Exhibits and Reports on Form 8-K............................        24

Exhibit Index........................................................        26

PART I--FINANCIAL INFORMATION

  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BEACON CAPITAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)      (NOTE 1)
ASSETS
Real Estate:
  Land......................................................    $  35,264       $  52,182
  Buildings, improvements and equipment.....................      221,328         216,967
                                                                ---------       ---------
                                                                  256,592         269,149
  Less accumulated depreciation.............................       10,486           7,025
                                                                ---------       ---------
                                                                  246,106         262,124

Deferred financing and leasing costs, net of accumulated
  amortization of $1,088 and $434, respectively.............        4,012           3,085
Cash and cash equivalents...................................       65,350          76,927
Restricted cash.............................................          969           1,203
Accounts receivable, net....................................        3,969           3,393
Deferred rent receivable....................................        2,002             783
Other assets................................................        4,764           1,905
Investments in partnership, joint ventures and
  corporations..............................................      107,753         163,677
                                                                ---------       ---------
      Total assets..........................................    $ 434,925       $ 513,097
                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................    $  30,925       $  31,172
  Note payable--interim financing...........................       97,830         122,500
  Accounts payable and accrued expenses.....................       17,046          15,209
                                                                ---------       ---------
      Total liabilities.....................................      145,801         168,881
                                                                ---------       ---------
Commitments and contingencies...............................           --              --

Minority interest in consolidated partnership...............       38,909          43,639
                                                                ---------       ---------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares
    authorized, none issued or outstanding..................           --              --
  Excess stock; $.01 par value, 250,000,000 shares
    authorized, none issued or outstanding..................           --              --
  Common stock; $.01 par value, 500,000,000 shares
    authorized, 19,202,592 and 20,973,932 shares issued and
    outstanding, respectively...............................          192             210
  Additional paid-in capital................................      376,395         389,520
  Cumulative net income.....................................       73,629          12,019
  Cumulative dividends......................................     (197,435)       (101,172)
  Unrealized loss on marketable equity securities...........       (2,566)             --
                                                                ---------       ---------
      Total stockholders' equity............................      250,215         300,577
                                                                ---------       ---------
      Total liabilities and stockholders' equity............    $ 434,925       $ 513,097
                                                                =========       =========

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Revenues:
  Rental income......................................  $  9,109   $  5,864   $ 26,049   $ 15,741
  Reimbursement of operating expenses and real estate
    taxes............................................       313        253      1,003      1,844
  Equity in earnings of partnership and joint
    ventures.........................................     1,157      1,120      5,129      3,521
  Interest and dividend income.......................     1,414        629      4,748      5,413
  Other income.......................................       205        855      7,200      1,258
                                                       --------   --------   --------   --------
      Total revenues.................................    12,198      8,721     44,129     27,777
                                                       --------   --------   --------   --------
Expenses:
  Property operating.................................     2,583      1,551      7,347      4,298
  Real estate taxes..................................     1,352      1,210      3,791      3,509
  General and administrative.........................     2,805      2,281      8,569      7,204
  Affiliate formation expenses.......................        --         --      2,054         --
  Interest expense...................................       514      1,203      2,998      1,670
  Depreciation and amortization......................     2,165      1,800      5,966      4,116
                                                       --------   --------   --------   --------
      Total expenses.................................     9,419      8,045     30,725     20,797
                                                       --------   --------   --------   --------
Income before gains on sales of real estate, minority
  interest and extraordinary items...................     2,779        676     13,404      6,980
Gains on sales of real estate........................     2,979         --     61,516         --
                                                       --------   --------   --------   --------
Income before minority interest and extraordinary
  items..............................................     5,758        676     74,920      6,980
Minority interest in consolidated partnership........      (710)       (78)    (8,736)      (810)
                                                       --------   --------   --------   --------
Income before extraordinary items....................     5,048        598     66,184      6,170
Extraordinary items, net of minority interest........        --         --     (4,574)        --
                                                       --------   --------   --------   --------
      Net income.....................................  $  5,048   $    598   $ 61,610   $  6,170
                                                       ========   ========   ========   ========
Income before extraordinary items per common
  share-basic and diluted............................  $   0.26   $   0.03   $   3.22   $   0.29
Extraordinary items per common share-basic and
  diluted............................................        --         --      (0.22)        --
                                                       --------   --------   --------   --------
Net income per common share-basic and diluted........  $   0.26   $   0.03   $   3.00   $   0.29
                                                       ========   ========   ========   ========
Weighted average number of common shares outstanding
  (in thousands).....................................    19,595     20,974     20,510     20,974
                                                       ========   ========   ========   ========

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 61,610    $   6,170
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................     4,610        3,403
    Amortization............................................     1,356          713
    Extraordinary items, net of minority interest...........     4,574           --
    Gains on sales of real estate...........................   (61,516)          --
    Equity in earnings of partnership and joint ventures....    (5,129)      (3,521)
    Distributions from partnership and joint venture........     7,872        4,100
    Gain on Cypress investment..............................    (6,414)          --
    Minority interest in consolidated partnership...........     8,736          810
  Increase (decrease) in cash arising from changes in
    operating assets and liabilities:
    Restricted cash.........................................       234         (100)
    Accounts receivable.....................................      (576)         821
    Deferred rent receivable................................    (1,219)        (352)
    Other assets............................................    (5,667)      (2,534)
    Accounts payable and accrued expenses...................       837        3,156
                                                              ---------   ---------
      Net cash provided by operating activities.............     9,308       12,666
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements...........   (49,234)     (38,846)
  Proceeds from real estate asset sales.....................    89,112           --
  Payment of deferred leasing costs.........................    (1,928)        (938)
  Investments in partnership, joint ventures and
    corporations............................................   (15,959)     (55,244)
  Distributions from partnership and joint venture..........    78,519           --
  Purchase of Wyndham preferred stock, net..................        --     (102,874)
  Funding of mortgage note receivable.......................        --      (45,000)
  Repayment of mortgage note receivable.....................        --       45,000
  Other investment..........................................        --      (34,705)
  Acquisition deposits and deferred costs...................        --       (1,158)
                                                              ---------   ---------
      Net cash provided (used) by investing activities......   100,510     (233,765)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on mortgage notes..............................      (247)      (2,780)
  Proceeds from note payable--interim financing.............     7,500      100,000
  Repayment on note payable--interim financing..............   (32,170)          --
  Payment of deferred financing costs.......................      (293)      (2,077)
  Repurchase of common stock................................   (13,143)          --
  Distribution payment to minority interests................    (9,637)      (1,321)
  Dividend payment to stockholders..........................   (73,405)     (10,259)
                                                              ---------   ---------
      Net cash (used) provided by financing activities......  (121,395)      83,563
                                                              ---------   ---------

Net decrease in cash and cash equivalents...................   (11,577)    (137,536)
Cash and cash equivalents, beginning of period..............    76,927      174,647
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 65,350    $  37,111
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Distribution of Cypress stock to minority interests.........  $  2,073    $      --
Dividend of Cypress stock to stockholders...................    15,793           --
Distribution of CO Space stock to minority interests........       928           --
Dividend of CO Space stock to stockholders..................     7,065           --
Distribution of Wyndham stock to minority interests.........        --       11,961
Dividend of Wyndham stock to stockholders...................        --       90,913
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest, net of capitalized interest of
  $6,491 and $1,272, respectively...........................  $  2,999    $   1,080

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    At September 30, 2000, the Company's investments in marketable equity securities were included in other assets and had a fair value of approximately $3,640 and an unrealized loss of approximately $2,566. Comprehensive income after giving effect to the unrealized loss was $2,482 and $59,044 for the three and nine month periods ended September 30, 2000, respectively. Net income and comprehensive income were the same for the three and nine month periods ended September 30, 1999.

    On October 17, 2000, Luddite Associates (a limited partner in the Operating Partnership) converted its form of ownership in the Company from Operating Partnership units to common stock.

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

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole General Partner of, and, as of September 30, 2000, holds approximately 87% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in the accompanying consolidated financial statements. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. REAL ESTATE

    On April 19, 2000, the Company sold The Draper Building for $72,500. The Company recognized a gain on the sale of approximately $27,321. In September 2000, the Company commenced the sales of the Fort Point Place residential condominiums. As of September 30, 2000, 51 of the 120 units have been sold and the Company recognized a gain on the sales of approximately $133.

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS

    The investments in partnership, joint ventures and corporations represent the Company's interest in (i) a joint venture with PW Acquisitions IX, LLC, known as Beacon/PW Kendall LLC ("The Athenaeum Portfolio"), (ii) a joint venture with Mathilda Partners LLC ("Mathilda Research Centre"), (iii) a joint venture with Mathilda Partners II LLC ("Mathilda Research Centre II"), (iv) a joint venture with HA L.L.C. ("Millennium Tower"), (v) an investment in Series B Convertible Preferred Stock ("Series B Preferred") of Wyndham International, Inc. ("Wyndham") and (vi) an investment in Beacon Capital Strategic Partners, L.P. ("BCSP").

    A reconciliation of the underlying net assets to the Company's carrying value of investments in partnership, joint ventures and corporations is as follows:

                                  THE      MATHILDA    MATHILDA
                               ATHENAEUM   RESEARCH    RESEARCH    MILLENNIUM
                               PORTFOLIO    CENTRE    CENTRE II      TOWER      WYNDHAM      BCSP       TOTAL
                               ---------   --------   ----------   ----------   --------   --------   ---------
Operating Partnership equity
  interest (including
  accumulated earnings, net
  of distributions).........   $ 14,975    $17,459       $939       $19,000     $    --    $ (5,134)  $  47,239
Investments in preferred
  stock.....................         --         --         --            --      54,652          --      54,652
Other costs.................         39      2,305         19         2,494         918          87       5,862
                               --------    -------       ----       -------     -------    --------   ---------
Carrying value of
  investments in
  partnership, joint
  ventures and corporations
  at September 30, 2000.....   $ 15,014    $19,764       $958       $21,494     $55,570    $ (5,047)  $ 107,753
                               ========    =======       ====       =======     =======    ========   =========
Equity in earnings of
  partnership and joint
  ventures
Nine months ended
  September 30, 2000........   $  1,992    $   336       $ --       $    --     $    --    $  2,801   $   5,129
  September 30, 1999........      3,521         --         --            --          --          --       3,521
Operating Partnership share
  of gains on sales of real
  estate
Nine months ended
  September 30, 2000........   $ 12,604    $    --       $ --       $    --     $    --    $ 21,459   $  34,063
  September 30, 1999........         --         --         --            --          --          --          --
Operating Partnership share
  of extraordinary items
Nine months ended
  September 30, 2000........   $ (5,149)   $    --       $ --       $    --     $    --    $    (25)  $  (5,174)
  September 30, 1999........         --         --         --            --          --          --          --

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) THE ATHENAEUM PORTFOLIO

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

    On April 14, 2000, The Athenaeum Portfolio was refinanced and the joint venture distributed refinancing proceeds in the amount of $90,700. The previous mortgage was treated as extinguished and an extraordinary loss of approximately $10,298 was incurred for the write-off of related transaction costs and the unamortized deferred financing costs. The Company's share of the distribution and extraordinary loss were approximately $45,350 and $5,149, respectively. On June 7, 2000, the joint venture sold some of the assets in The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) for $68,000 and recorded a gain on the sale of approximately $25,208. Simultaneously with the sale, the debt was paid down by $50,940 and the joint venture distributed $16,000 to the members. The Company's share of the gain on the sale and distribution were approximately $12,604 and $8,000, respectively.

MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, CA, on which it is developing Mathilda Research Centre. The first building (approximately 144,000 square feet) was completed in June 2000 and is currently 100% occupied by Juniper Networks, Inc. ("Juniper Networks"). The estimated cost of the 267,000 square foot development is approximately $64,000. The joint venture has obtained a $44,000 construction loan from an institutional lender to finance the development, and the balance of the development costs will be funded by equity contributions from the venturers. As of September 30, 2000, the venturers have funded equity contributions of $20,000, of which the Company's portion was $17,500.

MATHILDA RESEARCH CENTRE II

    On August 9, 2000, the Company entered into a joint venture agreement with Mathilda Partners II LLC, an affiliate of Menlo Equities, a California based developer, to develop an additional phase of Mathilda Research Centre in Sunnyvale, California, also for Juniper Networks. The Company and Mathilda Partners II LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. Current plans anticipate a 158,000 square foot building which is projected to cost approximately $40,000. The joint venture is currently negotiating a construction loan of $32,000. The project will require approximately $8,000 of equity contributions of which the Company's portion will be approximately $7,000. As of September 30, 2000, the venturers have funded equity contributions of approximately $1,074, of which the Company's portion was approximately $939.

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate company, to develop a 20-story office/retail and residential tower in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land was contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company agreed to fund the first $19,000 of cash requirements for the venture. As of September 30, 2000, the Company has funded its total commitment of $19,000. The joint venture has obtained a $45,000 construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the project is $72,000, including the value of the land.

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

WYNDHAM

    On June 30, 1999, the Company purchased 1,050,000 shares of Series B Preferred of Wyndham at a net price of approximately $102,874. Simultaneously with this transaction, the Company transferred all of these shares of Series B Preferred to a voting trust (the "Wyndham Voting Trust") (the trustee of which is a subsidiary of the Operating Partnership) and declared and paid a dividend of approximately $4.34 per share of common stock of BCP and a distribution of approximately $4.34 per operating partnership unit of the Operating Partnership. The aggregate value of the dividend and distribution was approximately $103,064 and primarily consisted of the Company's interest in shares of the Series B Preferred, subject to the Wyndham Voting Trust. Stockholders not able to receive such interests received cash of equivalent value. Subsequent to June 30, 1999, the Company purchased approximately 120,409 Wyndham Voting Trust interests at an aggregate price of approximately $11,419.

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

    On November 3, 2000, the Company declared a dividend and distribution of 607,382.0251 interests (which represent 607,382.0251 of Series B Preferred) to its shareholders and unitholders. This dividend and distribution is valued at approximately $2.50 per share of common stock of BCP and approximately

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED)
$2.50 per operating partnership unit of the Operating Partnership. The record date for the dividend and distribution is November 2, 2000. The shares will be held in the Wyndham Voting Trust subject to the same terms and conditions as the shares held in the Wyndham Voting Trust that was established in June 1999.

BCSP

    On October 1, 1999, the Company completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners LLC, the Company's wholly-owned subsidiary, is the General Partner. Subsequent to October 1, 1999, the Company completed additional closings and as of March 28, 2000 (the BCSP final closing date), equity commitments totaled $287,500, of which the Company's equity commitment was $57,500. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. For a period of up to two years from October 1, 1999, BCSP will be the Company's exclusive real estate investment vehicle. As of September 30, 2000, none of the Company's committed investment was funded. In connection with the formation of BCSP, for the nine months ended September 30, 2000 and the year ended December 31, 1999, the Company incurred affiliate formation expenses of approximately $2,054 and $3,977, respectively. The expenses consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP.

    On March 17, 2000, BCSP obtained a $137,500 secured revolving credit facility. On June 14, 2000, BCSP sold 233 Fremont Street, a property located in San Francisco, California that is currently undergoing redevelopment. The property was sold for approximately $145,894, including approximately $15,894 held in escrow pending completion of the property's redevelopment. BCSP will continue to oversee the redevelopment and the buyer will fund the remaining redevelopment costs. The redevelopment is scheduled to be completed in the first quarter of 2001. As of September 30, 2000, BCSP recognized a gain on the sale of approximately $59,702. Pursuant to the applicable accounting rules, an additional gain estimated at approximately $19,901 has been deferred and will be recognized in future periods. On June 28, 2000, BCSP distributed $70,000 of the sale proceeds. The Company's share of the recognized gain on the sale and distribution were approximately $21,459 and $25,169, respectively.

5. OTHER INVESTMENTS

CYPRESS COMMUNICATIONS, INC.

    On September 8, 1998 and October 8, 1999, the Company invested an aggregate of $11,000 to acquire preferred stock in Cypress Communications, Inc. ("Cypress"), representing a 9.5% fully diluted ownership position. Cypress provides bundled communications services to tenants in multi-tenant commercial buildings. Prior to January 5, 2000, the investment was held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). On January 5, 2000, the Company distributed all of its preferred stock of Cypress (held by the Operating Partnership and Tenant Communications), valued at approximately $0.75 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "Cypress Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed its interest in the Cypress Voting Trust to its stockholders and unitholders. The distribution was recorded by the Company at the estimated fair value of the Cypress preferred stock as of the date of distribution, which resulted in a gain in the amount of approximately $6,414. This gain is included in other income in the accompanying Consolidated Statements

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

5. OTHER INVESTMENTS (CONTINUED)
of Operations. On February 10, 2000, Cypress successfully completed its initial public offering. At the IPO, each share of preferred stock split into 4.5 shares of common stock. The Cypress common stock held in the Cypress Voting Trust is subject to certain terms and conditions, including limitations on transferability.

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

6. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignments of leases, total $30,925 at September 30, 2000. Mortgage notes payable with fixed interest rates ranging from 7.75% to 9.25% and maturities ranging from May 2002 to October 2022 total $18,425. A variable rate mortgage note payable with a current interest rate of 8.62% at September 30, 2000 matures in April 2002 and totals $12,500. The net book value of the mortgaged assets is approximately $62,611 at September 30, 2000.

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

6. MORTGAGE NOTES PAYABLE (CONTINUED)
    Future minimum principal payments due during the next five years and thereafter are as follows:

2000...............................................  $    96
2001...............................................      404
2002...............................................   14,315
2003...............................................      414
2004...............................................    3,525
Thereafter.........................................   12,171
                                                     -------
Total                                                $30,925
                                                     =======

7. NOTE PAYABLE--INTERIM FINANCING

    On June 28, 1999, the Company obtained $100,000 of secured interim financing (the "Interim Financing") from Bankers Trust Company. On December 3, 1999, the Company executed an amendment to the Interim Financing that increased the loan amount to $130,000. On April 19, 2000, The Draper Building was sold. The Draper Building was part of the collateral for the Interim Financing and as a condition of the property's release, on April 19, 2000, the Interim Financing was paid down by approximately $32,170. The Interim Financing matured in June 2000 and pursuant to the terms of the note, the Company exercised its option to extend the maturity date to June 2001. Outstanding balances under the Interim Financing bear interest at a rate spread over the base rate or Eurodollar rate, as applicable. The spread is based upon certain loan to value ratios. At
September 30, 2000, the outstanding balance of the Interim Financing was approximately $97,830 and the interest rate was 9.875%. The Interim Financing requires monthly payments of interest only and is secured by mortgages and assignments of rents on certain properties. The net book value of the collateralized assets is approximately $130,793 at September 30, 2000. The Interim Financing agreement requires the Company's ongoing compliance with a number of financial and other covenants.

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

RESULTS OF OPERATIONS

SUMMARY

    Changes in revenues and expenses from the three and nine months ended September 30, 1999 to September 30, 2000 are primarily due to the timing of investment, financing and sale transactions and redevelopment and releasing programs during 1999 and 2000. The Batterymarch mortgage note receivable was funded in May 1999 and repaid in July 1999; the secured interim financing (the "Interim Financing") from Bankers Trust Company closed in June 1999, was increased in December 1999 and was partially paid down in April 2000; the investments in preferred stock of Wyndham International, Inc. ("Wyndham") were made primarily in June and July 1999; Technology Square Building 200 was released in July 1999; Technology Square Buildings 400 and 500 were taken out of service in 1999 and underwent substantial redevelopment and releasing in 1999 and early 2000; Fort Point Place was acquired in July 1999; the Fort Point Place residential condominium conversion commenced in the fall of 1999 and was substantially completed in the summer of 2000; Beacon Capital Strategic Partners, L.P. ("BCSP") was established in October 1999; the Fort Point Place mortgage debt was obtained in October 1999; the Technology Square Building 300 development commenced in January 2000; The Athenaeum Portfolio was refinanced in April 2000; The Draper Building was sold in April 2000; the sale of assets in The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) was in June 2000; BCSP sold 233 Fremont Street in June 2000; 1194 Mathilda Avenue in Mathilda Research Centre was completed in June 2000; the repurchase of common stock of BCP and certain voting trust interests in accordance with the share repurchase program occurred in July 2000; the Technology Square Buildings 600 and 700 development commenced in August 2000; the sales of residential condominiums of Fort Point Place commenced in September 2000; and investments in Mathilda Research Centre I and II, Millennium Tower, Cypress
Communications, Inc. ("Cypress") and CO Space, Inc. ("CO Space") occurred over time from 1998 through 2000.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

    Our total revenues increased $3.5 million to $12.2 million for the three months ended September 30, 2000 as compared to $8.7 million for the three months ended September 30, 1999. Rental income increased $3.2 million primarily due to Technology Square releasing and the acquisition of Fort Point Place. Reimbursement of operating expenses and real estate taxes increased $.1 million primarily due to Technology Square. Equity in earnings of partnership and joint ventures increased $.1 million due to income from BCSP and Mathilda Research Centre offset by earnings reductions from The Athenaeum Portfolio due to the property refinancing and the sale of some of its assets in 2000. Interest and dividend income increased $.8 million due to the timing of loan advances, property sales and investments. Other income decreased $.7 million due to reimbursements received from 233 Fremont Street in 1999.

    Our total expenses increased $1.4 million to $9.4 million for the three months ended September 30, 2000 as compared to $8.0 million for the three months ended September 30, 1999. Property operating expenses increased $1.1 million primarily due to increased occupancy at Technology Square and the acquisition of Fort Point Place. Real estate taxes increased $.1 million primarily due to Technology Square. General and administrative expenses increased $.5 million. Interest expense decreased $.7 million due to capitalized interest expense in 2000 offset by interest on the Interim Financing and Fort Point Place mortgage. Depreciation and amortization expense increased $.4 million primarily due to Technology Square and Fort Point Place depreciation offset by the Interim Financing amortization of financing fees in 1999.

    Our gains on sales of real estate for the three months ended September 30, 2000 of $3.0 million resulted from our share of the additional recognized gain from the sale of 233 Fremont Street of $2.9 million and the gain from the sales of residential condominiums of Fort Point Place of $.1 million. The minority interest in consolidated partnership of $.7 million represents the portion of the Operating Partnership that is not owned by BCP.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    Our total revenues increased $16.4 million to $44.1 million for the nine months ended September 30, 2000 as compared to $27.7 million for the nine months ended September 30, 1999. Rental income increased $10.4 million primarily due to Technology Square releasing and Fort Point Place, which was acquired in July 1999. Reimbursement of operating expenses and real estate taxes decreased
$.8 million primarily due to Technology Square releasing which established tenant expense bases at current levels. Equity in earnings of partnership and joint ventures increased $1.6 million primarily due to income from BCSP and Mathilda Research Centre offset by earnings reductions from The Athenaeum Portfolio due to the property refinancing and the sale of some of its assets in 2000. Interest and dividend income decreased $.7 million due to the Batterymarch mortgage note receivable interest in 1999 and the timing of loan advances and investments offset by the property sales and Wyndham dividends in 2000. Other income increased $5.9 million primarily due to the gain recognized on the distribution of the Cypress investment offset by reimbursements received from 233 Fremont Street in 1999. See "--Investing Activities".

    Our total expenses increased $9.9 million to $30.7 million for the nine months ended September 30, 2000 as compared to $20.8 million for the nine months ended September 30, 1999. Property operating expenses increased $3.0 million primarily due to increased occupancy at Technology Square and the acquisition of Fort Point Place. Real estate taxes increased $.3 million primarily due to the acquisition of Fort Point Place. General and administrative expenses increased $1.4 million. The $2.1 million of affiliate formation expenses are costs incurred in the formation of BCSP and consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP. See "--Investing Activities". Interest expense increased $1.3 million due to interest on the Interim Financing and Fort Point Place mortgage, offset by capitalized interest in 2000. Depreciation and amortization expense increased

$1.8 million primarily due to Technology Square and Dallas Office and Industrial Portfolio depreciation and the Interim Financing and Fort Point Place mortgage amortization of financing fees.

    Our gains on sales of real estate for the nine months ended September 30, 2000 of $61.5 million resulted from the gain on the sale of The Draper Building of $27.3 million, our share of the gain from the sale of assets of The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) of
$12.6 million, our share of the gain from the sale of 233 Fremont Street of $21.5 million and the gain from the sales of residential condominiums of Fort Point Place of $.1 million. The minority interest in consolidated partnership for the nine months ended September 30, 2000 of $8.7 million represents the portion of the Operating Partnership that is not owned by BCP. The extraordinary loss for the nine months ended September 30, 2000 of $4.6 million was primarily due to The Athenaeum Portfolio refinancing which extinguished the previous mortgage debt and required the write-off of related transaction costs and unamortized deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $65.3 million at September 30, 2000 as compared to $76.9 million at December 31, 1999. The decrease of $11.6 million was primarily the result of (i) the payments of the March and June dividends to stockholders and distributions to unitholders, (ii) the payment of Technology Square development costs, (iii) the repayment of the Interim Financing,
(iv) the repurchase of approximately 1.8 million shares of common stock of BCP and certain voting trust interests in accordance with the share repurchase program, (v) the payment of Fort Point Place development costs, and
(vi) investments in Millennium Tower and Mathilda Research Centre II, all offset by (i) proceeds from the sale of The Draper Building, (ii) distributions received from The Athenaeum Portfolio, (iii) distributions received from BCSP,
(iv) proceeds received from the sales of Fort Point Place residential condominiums, (v) proceeds received from the Interim Financing, and (vi) cash flow from operations.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be provided by cash flow from operating activities and current cash balances. We believe that our 2000 distribution requirement to maintain our REIT qualification has been met from our January 5, 2000 dividend of preferred shares of Cypress subject to a voting trust (approximately $0.75 per share of common stock of BCP), our March 9, 2000 cash dividend ($0.50 per share of common stock of BCP), our March 24, 2000 dividend of preferred shares of CO Space subject to a voting trust (approximately $0.34 per share of common stock of BCP), and our June 28, 2000 cash dividend ($3.00 per share of common stock of BCP). See "--Investing Activities". We believe our other short-term liquidity needs are the funding of current real estate investments, developments, redevelopments, BCSP capital commitments, securities held for investment, our share repurchase program and the repayment of the Interim Financing. We expect to fund these needs from current cash balances, mortgages and other debt instruments, and through sales of certain assets.

    We expect to meet long-term (greater than 12 months) liquidity requirements for the costs of additional development, real estate and real estate related investments, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through secured and unsecured indebtedness, joint ventures, sales of certain assets, and from current cash balances.

INVESTING ACTIVITIES

TECHNOLOGY SQUARE

    On June 24, 1998, we acquired a four-building complex known as Technology Square and an adjacent building known as The Draper Building. The properties are located in Cambridge, Massachusetts and consisted of approximately 1,026,000 square feet. The renovation plan we began in 1999 has been completed. We have also commenced a new development plan to construct approximately 600,000 square feet of additional office and laboratory space. Construction of Building 300 (approximately 176,000 square feet) has begun and we currently expect it to be completed in the spring of 2001. Construction of Buildings 600 and 700 (approximately 127,000 and 50,000 square feet, respectively) has also begun and we currently expect it to be completed in the fall of 2001. On April 19, 2000, we sold The Draper Building for $72.5 million. We recognized a gain on the sale of approximately $27.3 million.

MATHILDA RESEARCH CENTRE I AND II

    On August 9, 1998, we entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer). The joint venture is developing Mathilda Research Centre, two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California. On June 18, 1999, the joint venture executed a lease with Juniper Networks, Inc. ("Juniper Networks") for one of the two buildings comprising approximately 144,000 of the development's approximately 267,000 square feet and on February 28, 2000, Juniper Networks executed its option to lease the second building. The first building was completed in June 2000 and Juniper Networks is occupying the space. We expect to complete the second building in the spring of 2001.

    On August 9, 2000, we entered into a joint venture agreement with Mathilda Partners II LLC, an affiliate of Menlo Equities (a California based developer), to develop an additional phase of Mathilda Research Centre in Sunnyvale, California, also for Juniper Networks. The Company and Mathilda Partners II LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. Current plans anticipate a 158,000 square foot building which is projected to cost approximately $40 million. The joint venture is currently negotiating a construction loan of $32 million. The project will require approximately $8 million of equity contributions of which our portion will be approximately
$7 million. As of September 30, 2000, the venturers have funded equity commitments of approximately $1.1 million, of which our share was approximately $.9 million.

MILLENNIUM TOWER

    On September 1, 1998 we entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate company). The joint venture is developing Millennium Tower, a 20-story, approximately 261,000 square foot, office/retail and residential tower, in downtown Seattle, Washington. HA L.L.C. contributed the land at an agreed value of $10.5 million and we agreed to fund $19 million of the development. As of September 30, 2000, we had funded our entire commitment of $19 million. The joint venture has obtained a $45 million construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the development is approximately $72 million, including the value of the land. We expect to complete the project in the first quarter of 2001. Our residential portion of this investment is held by BCP Millennium Residential, Inc., a Massachusetts corporation ("BCP Millennium Residential"). The voting common stock of BCP Millennium Residential is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in BCP Millennium Residential.

CYPRESS

    On September 30, 1998 and October 8, 1999, we invested an aggregate of
$11 million to acquire preferred stock in Cypress, representing a 9.5% fully diluted ownership position. Cypress provides bundled communications services to tenants in multi-tenant commercial buildings. Prior to January 5, 2000, the preferred stock investment was held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). On January 5, 2000, we distributed all of the preferred stock of Cypress (held by the Operating Partnership and Tenant Communications), valued at approximately $0.75 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "Cypress Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed our interest in the Cypress Voting Trust to our stockholders and unitholders. The distribution resulted in a gain of approximately $6.4 million. On February 10, 2000, Cypress successfully completed its initial public offering. Cypress trades on the NASDAQ National Market under the symbol CYCO. At the IPO, each share of preferred stock split into 4.5 shares of common stock. The Cypress common stock held in the Cypress Voting Trust had an original cost basis of approximately $2.60 per share and was written up to $4.22 per share at the time that the investment was transferred into the voting trust. The Cypress Voting Trust is subject to certain terms and conditions, including limitations on transferability.

FORT POINT PLACE

    On July 13, 1999, we purchased Fort Point Place, a four-building, 335,000 square foot office and warehouse property located in the Boston, Massachusetts South Boston Waterfront District. Two buildings consist of approximately 145,000 square feet of office space. The other two buildings consisted of approximately 190,000 square feet of warehouse space which were delivered to us vacant. The warehouse buildings were originally held by the Operating Partnership. On
June 2, 2000, the Operating Partnership transferred the warehouse buildings to Fort Point Place, Inc., a Massachusetts corporation. The voting common stock of Fort Point Place, Inc. is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in Fort Point Place, Inc. We have renovated the warehouse space for use as residential condominiums. In September 2000, we commenced the sales of the residential condominiums. As of September 30, 2000, 51 of the 120 units have been sold and we recognized a gain on the sales of approximately $.1 million.

BCSP

    On October 1, 1999, we completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners LLC, our wholly-owned subsidiary, is the General Partner. Subsequent to October 1, 1999, we completed additional closings and as of March 28, 2000 (the BCSP final closing date), equity commitments totaled $287.5 million, of which our equity commitment was $57.5 million. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. The fund will invest in U.S. domestic real estate with a primary focus on office properties. The strategy will include redevelopment, development and other real estate opportunities where we can maximize value through our operating skills and expertise. For a period of up to two years from October 1, 1999, BCSP will be our exclusive real estate investment vehicle. As of September 30, 2000, none of our committed investment was funded. In connection with the formation of BCSP, for the nine months ended September 30, 2000 and for the year ended
December 31, 1999, we incurred affiliate formation expenses of approximately $2.1 million and $4.0 million, respectively. The expenses consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP.

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

The redevelopment is scheduled to be completed in the first quarter of 2001. As of September 30, 2000, BCSP recognized a gain on the sale of approximately $59.7 million. Pursuant to the applicable accounting rules, an additional gain estimated at approximately $19.9 million has been deferred and will be recognized in future periods. On June 28, 2000, BCSP distributed $70.0 million of the sale proceeds. Our share of the recognized gain on the sale and distribution were approximately $21.5 million and $25.2 million, respectively.

CO SPACE/INTERNAP

    On November 12, 1999, we invested $8 million to acquire preferred stock in CO Space, representing an approximate 18% ownership position on a fully diluted basis. CO Space provides co-location space for data storage, telecommunication carriers, and web-hosting applications. Prior to January 28, 2000, the investment was held by the Operating Partnership. On January 28, 2000, the Operating Partnership transferred 10% of its shares of CO Space (representing 100% of its voting interest) to Shared Communications Spaces, Inc., a Massachusetts corporation ("Shared Communications"). On March 24, 2000, we distributed all of the preferred stock of CO Space (held by the Operating Partnership and Shared Communications), valued at approximately $0.34 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "CO Space Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed our interest in the CO Space Voting Trust to our stockholders and unitholders. Each share of common stock of BCP and operating partnership unit of the Operating Partnership held on March 22, 2000 (the record date for the distribution) received approximately
 .224568409 interests in the CO Space Voting Trust. On June 20, 2000, CO Space was acquired by InterNAP Network Services Corporation ("InterNAP"). InterNAP trades on the NASDAQ National Market under the symbol INAP. InterNAP was founded in 1996 and provides internet connectivity that is faster and more reliable than conventional internet services. In conjunction with the acquisition of CO Space by InterNAP, each share of preferred stock held in the CO Space Voting Trust was converted to one share of CO Space common stock. The shares of CO Space common stock were exchanged for shares of InterNAP common stock based upon a formula set forth in the definitive agreement. Each share of CO Space common stock which was equivalent to a unit in the CO Space Voting Trust was exchanged for .24488 shares of InterNAP common stock. The InterNAP common stock held in the CO Space Voting Trust has a cost basis of approximately $6.13 per InterNAP share and is subject to certain terms and conditions, including limitations on transferability.

THE ATHENAEUM PORTFOLIO

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

CAPITALIZATION

    As of September 30, 2000, our total consolidated debt was approximately $128.8 million and our total consolidated debt plus our proportionate share of total unconsolidated debt was approximately $239.9 million. The following table sets forth certain information regarding our consolidated and unconsolidated debt obligations, including obligations relating to specific properties. All of the debt is nonrecourse to us, with certain exceptions such as liability for fraud, misapplication of insurance proceeds, environmental matters, certain guarantees for completion of construction and certain limited guarantees for repayment of principal and interest.

                               PRINCIPAL
                                 AMOUNT
                                 AS OF            COMPANY'S
                             SEPTEMBER 30,        PORTION OF    INTEREST   MATURITY         PREPAYMENT
DEBT                              2000            PRINCIPAL       RATE       DATE           PROVISIONS
----                         --------------      ------------   --------   --------   ----------------------
                               (DOLLAR AMOUNTS IN MILLIONS)
CONSOLIDATED DEBT
FIXED RATE:
DALLAS OFFICE AND
  INDUSTRIAL PORTFOLIO:
Northcreek Place...........      $  4.2             $  4.2        7.80%    12/1/05    Prepayable subject to
                                                                                      conditions (a)
One Glen Lakes.............         5.5                5.5        7.75%     9/1/05    Prepayable subject to
                                                                                      conditions (b)
Greenville Place...........         3.4                3.4        7.80%    12/1/04    Prepayable subject to
                                                                                      conditions (c)
Plaza at Walnut Hill.......         1.4                1.4        9.00%         (d)   Prepayable subject to
                                                                                      conditions (e)
Richardson Business                 1.5                1.5        9.00%         (f)   Prepayable subject to
  Center...................                                                           conditions (g)
Park North Business                 1.0                1.0        8.25%         (h)   Prepayable subject to
  Center...................                                                           conditions (i)
T. I. Business Park........         1.5                1.5        9.25%     5/1/02    Prepayable subject to
                                                                                      conditions (j)
                                 ------             ------       -----

Subtotal / Weighted Average        18.5               18.5        8.12%
  Fixed Rate Debt..........
                                 ------             ------       -----
VARIABLE RATE:
Fort Point Place...........        12.5               12.5        8.62%         (k)   Prepayable subject to
                                                                                      conditions (l)
Interim Financing (m)......        97.8               97.8        9.88%         (n)   Prepayable subject to
                                                                                      conditions (l)
                                 ------             ------       -----
Subtotal / Weighted Average       110.3              110.3        9.73%
  Variable Rate Debt.......
                                 ------             ------       -----
Subtotal / Weighted Average       128.8              128.8        9.50%
  Consolidated Debt........
                                 ------             ------       -----

UNCONSOLIDATED DEBT
VARIABLE RATE:
The Athenaeum Portfolio
  (o)......................       123.7               61.9        9.06%         (p)   Prepayable subject to
                                                                                      conditions (q)
Beacon Capital Strategic
  Partners, L.P. (r).......        59.4               11.9        7.53%         (r)   Prepayable subject to
                                                                                      conditions (l)
Mathilda Research Centre...        28.3               24.8        9.15%    10/25/02   Prepayable subject to
                                                                                      conditions (l)
Millennium Tower...........        18.8               12.5        9.13%         (s)   Prepayable subject to
                                                                                      conditions (l)
                                 ------             ------       -----
Subtotal / Weighted Average       230.2              111.1        8.92%
  Unconsolidated Debt......
                                 ------             ------       -----

Total / Weighted Average...      $359.0             $239.9        9.23%
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

(r) Includes a subscription line and a construction loan with varying maturity dates.

(s) The Millennium Tower loan matures on June 1, 2002. The loan may be extended for one year if certain conditions are met.

    The following table, which includes both consolidated and unconsolidated debt, summarizes the scheduled amortization of principal and maturities of the loans outstanding.

                                                          SCHEDULED
                                                         AMORTIZATION   MATURITIES     TOTAL
                                                         ------------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
October 1, 2000--December 31, 2000.....................     $  220       $     --     $    220
2001...................................................        925        109,330      110,255
2002...................................................        573        112,726      113,299
2003...................................................        414             --          414
2004...................................................        422          3,103        3,525
Thereafter.............................................      3,661          8,510       12,171
                                                            ------       --------     --------
    Total..............................................     $6,215       $233,669     $239,884
                                                            ======       ========     ========

FUNDS FROM OPERATIONS

    We believe that to facilitate a clear understanding of the operating results of BCP, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors in March 1995 and subsequently clarified in October 1999, as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income, as an indication of our performance, as a substitute for cash flow or as a measure of our liquidity. The following table presents the calculations of FFO:

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 2000         1999
                                                              ----------   ----------
                                                              (UNAUDITED, DOLLARS IN
                                                                    THOUSANDS)
Income before gains on sales of real estate, minority
  interest and extraordinary items..........................
                                                                $13,404      $ 6,980
Add real estate related depreciation and amortization:
  Consolidated entities.....................................      5,058        3,438
  Joint venture entities....................................      1,764        1,549
                                                                -------      -------
Funds from operations before minority interest..............     20,226       11,967
Company share of consolidated partnership...................      88.16%       88.40%
                                                                -------      -------
Company funds from operations...............................    $17,831      $10,579
                                                                =======      =======
Weighted average number of common shares outstanding (in
  thousands)................................................     20,510       20,974
                                                                =======      =======

For the periods presented above, our FFO results would be the same using both the March 1995 and October 1999 definitions.

PROPERTY INFORMATION

    The following table sets forth the Total Area, the Percentage Leased, the Average Base Rent (as defined below) and the Average Net Effective Rent (as defined below) per square foot for each of our properties we owned or had an interest in (excluding properties controlled by BCSP) as of September 30, 2000. Base Rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation charges, less total operating expenses and real estate taxes.

                                                                                     AVERAGE    AVERAGE
                                                                TOTAL        %         BASE     NET EFF
PROPERTY                                                        AREA       LEASED      RENT       RENT
--------                                                      ---------   --------   --------   --------
SOUTH BOSTON, MA:
Fort Point Place (1)........................................    145,222     100%      $32.16     $25.72
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average South Boston, MA..............    145,222     100%       32.16      25.72
                                                              ---------     ---       ------     ------

CAMBRIDGE, MA:
One Kendall Square Cinema (2)...............................     31,641     100%       18.29      13.48
Buildings 100 - 500 (2).....................................    222,372      99%       31.67      22.96
Buildings 600/650/700 (2)...................................    236,661      97%       39.65      27.99
Buildings 1500 & 1700 (2)...................................     39,707      90%       17.41      10.52
Building 1400 (2)...........................................    133,211     100%       33.66      23.28
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    663,592      98%       33.46      23.66
                                                              ---------     ---       ------     ------
200 Technology Square (3)...................................    156,270     100%       31.53      23.12
400 Technology Square (3)...................................    203,600      93%       35.93      28.06
500 Technology Square (3)...................................    182,250      94%       35.24      28.75
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    542,120      95%       34.37      26.79
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average Cambridge, MA.................  1,205,712      97%       33.86      25.04
                                                              ---------     ---       ------     ------

SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ................................................     42,000      75%       14.13       6.61
Brandywine Place............................................     66,237      98%       14.16      10.22
Crosspoint Atrium...........................................    220,212      89%       14.03       9.54
Forest Abrams Place.........................................     68,827      80%       14.32       7.46
6500 Greenville Avenue......................................    114,600      64%       15.11       7.84
Northcreek Place II.........................................    163,303      84%       15.50       8.99
One Glen Lakes..............................................    166,272      90%       17.52      13.58
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    841,451      84%       15.20       9.88
                                                              ---------     ---       ------     ------

R&D / INDUSTRIAL
Park North Business Center..................................     36,885     100%        9.11       7.19
Plaza at Walnut Hill........................................     88,280      89%        8.48       5.59
Richardson Business Center..................................     66,300     100%        6.00       6.40
Richardson Commerce Centre..................................     60,517      88%        7.46       5.46
Sherman Tech................................................     16,176     100%        7.63       4.99
T I Business Park...........................................     96,902      72%        8.14       6.66
Venture Drive Tech Center...................................    128,322      67%        4.84       3.54
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average...............................    493,382      83%        7.13       5.57
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average Suburban Dallas, TX...........  1,334,833      83%       12.25       8.31
                                                              ---------     ---       ------     ------

SUNNYVALE, CA:
1194 Mathilda Avenue (4)....................................    144,315     100%       30.00      36.50
                                                              ---------     ---       ------     ------
  Subtotal / Weighted Average Sunnyvale, CA.................    144,315     100%       30.00      36.50
                                                              ---------     ---       ------     ------
  Total / Weighted Average Properties.......................  2,830,082      91%      $24.18     $18.47
                                                              =========     ===       ======     ======

------------------------------

(1) Fort Point Place includes two additional buildings that are not included in these figures. The two buildings consist of approximately 137,000 square feet of recently converted residential condominiums. We are currently in the process of selling the condominiums. As of September 30, 2000, 51 of the 120 condominiums have been sold.

(2) We own The Athenaeum Portfolio with our joint venture partner, PW Acquisitions IX, LLC, an affiliate of PaineWebber.

(3) The renovation of Buildings 400 and 500 is complete and we are in the final stage of the buildings' releasing programs. Three new buildings totaling approximately 353,000 square feet are currently being developed at Technology Square.

(4) We own Mathilda Research Centre with our joint venture partner, Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer. Mathilda Research Centre is comprised of two buildings, 1194 and 1184 Mathilda Avenue. Both buildings are leased to Juniper Networks. 1184 Mathilda Avenue will be added to this table upon its completion in early 2001.

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties we owned or had an interest in (excluding properties controlled by BCSP) as of September 30, 2000.

                                             SQUARE     % OF SQUARE    ANNUAL    % ANNUAL      # OF
                                             FEET(1)      FEET(2)     RENT(3)    RENT(4)    TENANTS(5)
                                            ---------   -----------   --------   --------   ----------
                                                                  (IN THOUSANDS)
10/1/00--12/31/00.........................     66,640        2.4%     $   929       1.4%         41
2001......................................    189,262        6.7%       2,867       4.2%         65
2002......................................    382,074       13.5%       7,695      11.4%         83
2003......................................    462,989       16.4%       9,473      14.0%         90
2004......................................    297,525       10.5%       8,661      12.8%         38
Thereafter................................  1,171,723       41.4%      38,040      56.2%         80
                                            ---------       ----      -------     -----         ---
  Total...................................  2,570,213       90.9%     $67,665     100.0%        397
                                            ---------       ----      -------     -----         ---

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to certain financial market risks, the most predominant being fluctuations in the prime, Eurodollar and LIBOR interest rates. Interest rate fluctuations are monitored by management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy. The Interim Financing matured June 28, 2000 and pursuant to the terms of the note, we exercised our option to extend the maturity date to June 28, 2001.

    The following table summarizes our debt obligations outstanding as of September 30, 2000. This information should be read in conjunction with Notes 6 and 7 to the consolidated financial statements and with the information contained under Capitalization in Part I--Item 2.

                                                        EXPECTED MATURITY DATE
                       10/1/00-
                       12/31/00     2001       2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                       --------   --------   --------   --------   --------   ----------   --------   ----------
                                                        (DOLLARS IN THOUSANDS)
Liabilities
DEBT:
---------------------
FIXED RATE...........  $     96   $   404    $ 1,815     $ 414      $3,525      $12,171    $ 18,425    $ 18,425
Weighted Average
  Fixed Interest
  Rate...............      8.1%      8.1%       8.0%      8.0%        8.1%         8.8%        8.3%

VARIABLE RATE........        --   $97,830    $12,500        --          --           --    $110,330    $110,330
Current Variable
  Interest Rate......        --      9.9%       8.6%        --          --           --        9.7%

                         BEACON CAPITAL PARTNERS, INC.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

    Reference is hereby made to Part II, Item 1 of the Form 10-Q filed with the Commission by BCP on May 12, 2000 (SEC File No. 000-24905).

Item 2.  Changes in Securities and Use of Proceeds

    None.

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)   3.1    Articles of Incorporation.(1)
              3.2    Certificate of Correction to Articles of Incorporation.(1)
              3.3    Amendment No. 1 to By-laws.
              3.4    Amended and Restated By-laws, as amended by Amendment No. 1 to By-laws.
              3.5    Agreement of Limited Partnership of Beacon Capital Partners,
                       L.P.(2)
              3.6    First Amendment to Agreement of Limited Partnership.(2)
             27.     Financial Data Schedule.

        (b) Current Report on Form 8-K filed July 7, 2000 reporting disclosure under Items 5 and 7.
             Current Report on Form 8-K filed August 17, 2000 reporting disclosure under Items 5 and 7.

------------------------

(1) Previously filed as an exhibit to BCP's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on June 16, 1998.

(2) Previously filed as an exhibit to Pre-Effective Amendment No. 1 to BCP's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on August 21, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      BEACON CAPITAL PARTNERS, INC.

                                                      /s/ RANDY J. PARKER
                                                      ------------------------------------------------
                                                      Randy J. Parker
                                                      Chief Financial Officer (Authorized Officer and
November 8, 2000                                      Principal Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
Exhibit 3.1             Articles of Incorporation (1)

Exhibit 3.2             Certificate of Correction to Articles of Incorporation (1)

Exhibit 3.3             Amendment No. 1 to By-laws

                        Amended and Restated By-laws, as amended by Amendment No. 1
Exhibit 3.4             to By-laws

                        Agreement of Limited Partnership of Beacon Capital Partners,
Exhibit 3.5             L.P. (2)

Exhibit 3.6             First Amendment to Agreement of Limited Partnership (2)

Exhibit 27              Financial Data Schedule

------------------------

(1) Previously filed as an exhibit to BCP's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on June 16, 1998.

(2) Previously filed as an exhibit to Pre-Effective Amendment No. 1 to BCP's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on August 21, 1998.