Form 10-K405
period 2000-12-31
BEACON CAPITAL PARTNERS INC
filed 2001-03-23
CIK 1063893

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

    As of March 21, 2001, there were 21,730,888 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

(1) Certain portions of our definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                   PAGE
                                                                                 --------
Part I.

    Item 1.        Business....................................................       3
    Item 2.        Properties..................................................      25
    Item 3.        Legal Proceedings...........................................      26
    Item 4.        Submission of Matters to a Vote of Security Holders.........      26

Part II.

    Item 5.        Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................      27
    Item 6.        Selected Financial Data.....................................      28
    Item 7.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................      28
    Item 7A.       Quantitative and Qualitative Disclosures About Market
                   Risk........................................................      37
    Item 8.        Financial Statements and Supplementary Data.................      38
    Item 9.        Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................      38

Part III.

    Item 10.       Directors and Executive Officers of the Registrant..........      39
    Item 11.       Executive Compensation......................................      39
    Item 12.       Security Ownership of Certain Beneficial Owners and
                   Management..................................................      39
    Item 13.       Certain Relationships and Related Transactions..............      39

Part IV.

    Item 14.       Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K....................................................      40

Signatures.....................................................................      41

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Beacon Capital Partners, Inc. ("we", "BCP" or the "Company") is a Maryland corporation established to conduct real estate investment and development activities. The Company was originally formed on January 21, 1998 as a Massachusetts corporation and reincorporated (through a merger) in Maryland on March 17, 1998. We are headquartered in Boston, Massachusetts and have a regional office in Los Angeles, California. We are qualified as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We are the sole General Partner of Beacon Capital Partners, L.P. (the "Operating Partnership").

    At December 31, 2000, excluding Technology Square which was sold on
February 9, 2001, we owned, directly or through a joint venture, 16 operating properties, consisting of 29 buildings and approximately 1.6 million square feet, which were 88% leased. We are developing two office/R&D buildings in Sunnyvale, California and a high-rise building in Seattle, Washington with joint venture partners. We redeveloped two warehouse buildings in South Boston, Massachusetts into residential condominiums, of which, at December 31, 2000, 87 of 120 units had been sold. In 1999, we established Beacon Capital Strategic Partners, L.P., which will be our exclusive real estate investment vehicle for a period of up to two years from October 1, 1999.

    On March 7, 2001, we submitted a proxy statement to our stockholders in connection with a Special Meeting of Stockholders scheduled to be held on April 4, 2001. At this meeting, our stockholders will be voting on a plan that authorizes the Company to sell, transfer or exchange all or substantially all of its assets (the "Asset Sale Plan").

    Since our inception, we have made numerous distributions to our unitholders and stockholders. We have paid cash dividends and have also distributed interests in three voting trusts (the "Wyndham Voting Trust", the "Cypress Voting Trust" and the "CO Space Voting Trust") established to hold stock of companies in which we made investments. Through March 1, 2001, we have distributed $11.98 in cash per share of common stock of BCP. In addition, we have also distributed interests in three voting trusts that were valued at $7.94 per share of common stock of BCP at the time of original distribution. The value of the securities held through the voting trusts has and will continue to fluctuate.

    The following chart summarizes these distributions. The numbers in the chart assume you have held 1,000 shares of common stock of the Company since
March 1998. If you did not hold any common stock on the record date for each of the distributions of the interests in the voting trusts, you would not have received an interest in the relevant voting trust and will not receive any distributions made in respect of that particular voting trust. An interest in each of the voting trusts is equivalent to one share of the underlying securities held by that specific voting trust.

    DATE OF RECORD          DISTRIBUTION RATE           DESCRIPTION           YOUR DISTRIBUTION
March 19, 1998           N/A                      Purchase of 1,000        1,000 shares of the
                                                  shares of common stock   Company's common stock
                                                  of Beacon Capital
                                                  Partners, Inc.

December 28, 1998        $0.48 per share of the   1998 cash dividend       $480.00
                         Company's common stock

    DATE OF RECORD          DISTRIBUTION RATE           DESCRIPTION           YOUR DISTRIBUTION
June 8, 1999             0.04433462 interests in  Distribution of          44.3346 interests in
                         The Wyndham Voting       Series I Interests in    The Wyndham Voting
                         Trust per share of the   The Wyndham Voting       Trust
                         Company's common stock   Trust
                         (valued at
                         ($4.343683857 per share
                         of the Company's common
                         stock)

September 30, 1999       Annual 9.75%, Dividend   Wyndham Series I         $32.42 and .7564
                         Payment Period = 1       preferred stock          additional interests in
                         (See Note 1)             quarterly dividend       The Wyndham Voting
                                                                           Trust

December 31, 1999        Annual 9.75%, Dividend   Wyndham Series I         $32.42 and .7752
                         Payment Period = 2       preferred stock          additional interests in
                         (See Note 1)             quarterly dividend       The Wyndham Voting
                                                                           Trust

January 5, 2000          0.039632294 interests    Distribution of The      39.6323 interests in
                         in The Cypress Voting    Cypress Voting Trust     The Cypress Voting
                         Trust per share of the                            Trust
                         Company's common stock
                         (valued at ($.75301344
                         per share of the
                         Company's common stock)

February 10, 2000        4.5 for 1 split of The   Cypress stock split      178.3449 converted
                         Cypress Voting Trust     from 1 share of          interests in The
                         interests                preferred stock to 4.5   Cypress Voting Trust
                                                  shares of common stock

February 24, 2000        $0.50 per share of the   2000 cash dividend       $500.00
                         Company's common stock

March 22, 2000           0.224568409 interests    Distribution of The CO   224.5684 interests in
                         in The CO Space Voting   Space Voting Trust       The CO Space Voting
                         Trust per share of the                            Trust
                         Company's common stock
                         (valued at ($.33685262
                         per share of the
                         Company's common stock)

March 31, 2000           Annual 9.75%, Dividend   Wyndham Series I         $32.42 and .7938
                         Payment Period = 3       preferred stock          additional interests in
                         (See Note 1)             quarterly dividend       The Wyndham Voting
                                                                           Trust

June 16, 2000            $3.00 per share of the   2000 cash dividend       $3,000.00
                         Company's common stock

    DATE OF RECORD          DISTRIBUTION RATE           DESCRIPTION           YOUR DISTRIBUTION
June 22, 2000            0.24488 for 1            Each interest in The CO  54.9923 interests in
                         conversion of The CO     Space Voting Trust       The CO Space Voting
                         Space Voting Trust       represents .24488        Trust represent 54.9923
                         common stock for         shares of InterNAP       shares of InterNAP
                         InterNAP common stock    common stock             common stock

June 30, 2000            Annual 9.75%, Dividend   Wyndham Series I         $32.42 and .8131
                         Payment Period = 4       preferred stock          additional interests in
                         (See Note 1)             quarterly dividend       The Wyndham Voting
                                                                           Trust

September 30, 2000       Annual 9.75%, Dividend   Wyndham Series I         $32.42 and .8330
                         Payment Period = 5       preferred stock          additional interests in
                         (See Note 1)             quarterly dividend       The Wyndham Voting
                                                                           Trust

November 2, 2000         0.027663488 interests    Distribution of          27.6634 interests in
                         in The Wyndham Voting    Series II Interests in   The Wyndham Voting
                         Trust per share of the   The Wyndham Voting       Trust
                         Company's common stock   Trust
                         (valued at ($2.503 per
                         share of the Company's
                         common stock)

November 13, 2000        45% of the shares held   Distribution of 45% of   24 InterNAP shares
                         by The CO Space Voting   the InterNAP Shares      distributed; 30.9923
                         Trust                    subject to The CO Space  InterNAP shares remain
                                                  Voting Trust             in The CO Space Voting
                                                                           Trust

December 31, 2000        Annual 9.75%, Dividend   Wyndham Series I         $32.42 and .8533
                         Payment Period = 6       preferred stock          additional interests in
                         (See Note 1)             quarterly dividend       The Wyndham Voting
                                                                           Trust

December 31, 2000        Annual 9.75%, Dividend   Wyndham Series II        $18.56 and .4886
                         Payment Period = 6       preferred stock          additional interests in
                         (See Note 1)             quarterly dividend       The Wyndham Voting
                                                                           Trust

January 5, 2001          $2.00 per share of the   Proceeds from property   $2,000.00
                         Company's common stock   sale--2001 cash
                                                  dividend

February 2, 2001         50% of the shares held   Distribution of 50% of   28 InterNAP shares
                         by The CO Space Voting   the InterNAP Shares      distributed; 2.9923
                         Trust                    subject to The CO Space  InterNAP shares remain
                                                  Voting Trust             in The CO Space Voting
                                                                           Trust

February 20, 2001        $6.00 per share of the   Proceeds from property   $6,000.00
                         Company's common stock   sale--2001 cash
                                                  dividend

--------------------------

Note 1: The Wyndham dividend is paid quarterly, partially in cash and partially in paid-in-kind shares. The cash portion of the dividend is based on a formula that keeps the cash dividend flat over the first six years. As defined in the Certificate of Designation of the Wyndham Voting Trust, "Cash Percentage" means, as to any date, the amount calculated on the basis of the following formula (expressed as a percentage), with the dividend payment period ("DPP") referring to the number of dividend payment dates that have occurred prior to such date:
73,125/(7,000,000 times 1.024375 raised to the power of DPP (i.e.,
1.024375(DPP)), plus 3,000,000).

RECENT EVENTS

THE ATHENAEUM PORTFOLIO, CAMBRIDGE, MA

    Prior to the following sales, we owned The Athenaeum Portfolio with our joint venture partner, PW Acquisitions IX, LLC (an affiliate of PaineWebber). In June 2000, the joint venture sold 215 First Street, 195 First Street and Doc Linskey Way for $68 million and in December 2000, the joint venture sold the remainder of the portfolio, One Kendall Square, for $191.9 million. In 2000, the joint venture recognized gains on the sales of approximately $64.8 million of which our share was 50%.

TECHNOLOGY SQUARE AND THE DRAPER BUILDING, CAMBRIDGE, MA

    In April 2000, we sold The Draper Building for $72.5 million and recognized a gain on the sale of approximately $27.3 million. Simultaneously with the sale, the Interim Financing was partially paid down by approximately $32.2 million. During 2000, we completed the renovation plan for Technology Square started in 1999 and commenced a new development plan to construct approximately 617,000 square feet of additional office and laboratory space. In February 2001, we sold Technology Square for $278.8 million and will record a significant gain on the sale in 2001. Under the terms of the purchase and sale agreement, in order to avoid financial penalties, we are required to complete the construction of the new buildings by specific dates and within budget.

DALLAS OFFICE AND INDUSTRIAL PORTFOLIO, DALLAS, TX

    We have initiated the sale of the Dallas Office and Industrial Portfolio. It is expected that the portfolio, which consists of fourteen separate properties, will be sold through multiple transactions.

MATHILDA RESEARCH CENTRE I AND II, SUNNYVALE, CA

    We own Mathilda Research Centre I with our joint venture partner, Mathilda Partners LLC, an affiliate of Menlo Equities (a California based developer). In June 2000, the first of two buildings was completed and the second building is expected to be completed in the spring of 2001. Both buildings are leased to Juniper Networks, Inc. ("Juniper"). In August 2000, we entered into an agreement with Mathilda Partners II LLC, another affiliate of Menlo Equities, to develop an additional phase of the project for Juniper, known as Mathilda Research Centre II. The estimated cost of the 158,000 square foot building is approximately $40.6 million and will be funded from equity contributions of approximately $8 million, of which our portion will be approximately
$7 million, and a construction loan of approximately $32.6 million.

MILLENNIUM TOWER, SEATTLE, WA

    We are developing Millennium Tower, a 20-story, approximately 261,000 square foot office/retail and residential tower with our joint venture partner, HA L.L.C., an affiliate of Martin Smith Real Estate Services (a Seattle based real estate company). The project is expected to be completed in the first quarter of 2001. As of December 31, 2000, leases have been executed representing approximately 88% of the office space. Two of the tenants include a major financial services firm and a national law firm. We initiated the residential condominium sales program in the first quarter of 2001.

FORT POINT PLACE, SOUTH BOSTON, MA

    The Fort Point Place office property consists of two buildings of approximately 145,000 square feet. In 2000, the major tenant of the property (approximately 96,000 square feet) signed a new five year lease at a rate of $39.50 per square foot, nearly three times the prior rent. The Fort Point Place residential property consists of two buildings that we redeveloped from warehouse space into residential condominiums. In September 2000, we commenced the sales of the residential condominiums and as of December 31, 2000, 87 of 120 units had been sold.

WYNDHAM INTERNATIONAL, INC.

    In November 2000, we distributed additional preferred stock of Wyndham International, Inc. ("Wyndham") and Wyndham Voting Trust interests (approximately 607,382 shares) to the Wyndham Voting Trust, and then distributed our interest in the Wyndham Voting Trust to our stockholders and unitholders. The shares will be held through the Wyndham Voting Trust subject the same terms and conditions as the shares distributed in June 1999 and held through the Wyndham Voting Trust. The Wyndham preferred stock held in the Wyndham Voting Trust continues to distribute quarterly dividends, paid in combination of cash and additional paid-in-kind shares.

CYPRESS COMMUNICATIONS, INC.

    In 1998 and 1999, we invested an aggregate of $11 million to acquire preferred stock in Cypress Communications, Inc. ("Cypress"). In January 2000, we distributed all of the preferred stock of Cypress to the Cypress Voting Trust, and then distributed our interest in the Cypress Voting Trust to our stockholders and unitholders. On February 10, 2000, Cypress successfully completed its initial public offering and at that time, each share of preferred stock split into 4.5 shares of common stock. Cypress trades on the NASDAQ National Market under the symbol CYCO. The Cypress Voting Trust is subject to certain terms and conditions, including limitations on transferability. Through a vote by interest holders in the Cypress Voting Trust, on February 15, 2001, the term of the Cypress Voting Trust was extended for six months, and the Trustee was given the authority to extend the termination date for a second additional six month period.

CO SPACE INC.

    In 1999, we invested $8 million to acquire preferred stock in CO
Space, Inc. ("CO Space"). In March 2000, we distributed all of the preferred stock of CO Space to the CO Space Voting Trust, and then distributed our interest in the CO Space Voting Trust to our stockholders and unitholders. On June 20, 2000, CO Space was acquired by InterNAP Network Services Corporation ("InterNAP") and the underlying security of the CO Space Voting Trust was converted to common shares of InterNAP. InterNAP trades on the NASDAQ National Market under the symbol INAP. In November 2000, 45% of the InterNAP common stock held in the CO Space Voting Trust was distributed to the beneficial owners and in February 2001, 50% of the InterNAP common stock originally held in the CO Space Voting Trust was distributed to the beneficial owners. The CO Space Voting Trust is subject to certain terms and conditions, including limitations on transferability.

BEACON CAPITAL STRATEGIC PARTNERS, L.P.

    In October 1999, we established Beacon Capital Strategic Partners, L.P. ("BCSP"), a real estate limited partnership, of which BCP Strategic Partners LLC, our wholly owned subsidiary, is the general partner. BCSP's equity commitments total $287.5 million, of which our share is 20% or $57.5 million. We will receive an additional allocation of income from BCSP when the partners of BCSP have achieved certain return hurdles. See--"Beacon Capital Strategic Partners, L.P. Financial Statements Footnote 7." BCSP will invest in U.S. domestic real estate with a primary focus on office properties. The strategy will include redevelopment, development and other real estate opportunities where we can maximize value through our operating skills and expertise. For a period of up to two years from October 1, 1999, BCSP will be our exclusive real estate investment vehicle. As of December 31, 2000, we have contributed $3.2 million of our committed capital.

    In June 2000, BCSP sold 233 Fremont Street, a property located in San Francisco, California, that was undergoing redevelopment. The property was sold for approximately $145.9 million, including approximately $15.9 million held in escrow pending completion of the property's redevelopment. BCSP will continue to oversee the redevelopment and the buyer will fund the remaining redevelopment costs. The redevelopment is scheduled to be completed in the first quarter of 2001. Our share of the recognized gain on the sale and the related distribution was approximately $25.7 million and $25.2 million, respectively.

SHARE REPURCHASE PROGRAM

    On January 28, 2000, we announced a six month share repurchase program of up to $30 million of our common stock. In July 2000, we repurchased approximately
1.8 million shares of common stock of BCP and certain voting trust interests for approximately $25.4 million which equated to approximately 8.4% of the common stock outstanding. On July 28, 2000, the share repurchase program was extended for an additional six months to January 28, 2001. No additional shares were repurchased during the extension period.

OPERATING PARTNERSHIP UNITS CONVERSION

    On October 17, 2000, Luddite Associates, an affiliate of The Prudential Insurance Company of America, converted its 2,528,296 units in the Operating Partnership into an equivalent number of shares of common stock of BCP.

INVESTMENT STRATEGIES

    On March 7, 2001, we filed a proxy statement with the Securities and Exchange Commission for a Special Meeting of Stockholders to be held to vote on the Asset Sale Plan, a plan to sell, transfer or exchange all or substantially all of our wholly-owned and jointly held properties over a period of two years. See--"Item 2. Properties". If this plan is approved by the stockholders and successfully implemented, our only remaining substantial asset will be our interest in BCSP.

    Our real estate investment strategy is being implemented through BCSP, a real estate limited partnership, which we established in October 1999. For a period of up to two years from October 1, 1999, BCSP will serve as our exclusive real estate investment vehicle. We have committed to invest 20%, or $57.5 million, of the total capital of $287.5 million in BCSP and will serve as its General Partner. The investment strategy of BCSP is consistent with the strategy that has been employed by the Company since its inception. In addition, the Company may elect to make investments in non-real estate entities.

    Similar to our investment strategy in BCP, BCSP's investment activity is focused in the following types of real estate-related assets: (i) value-added repositionings and discounted purchases; (ii) development and re-development;
(iii) multiple-property portfolios; (iv) joint ventures and strategic partnerships; and (v) real estate operating companies.

CORPORATE STRATEGY

    As outlined in our proxy statement for a Special Meeting of Stockholders currently scheduled to be held on April 4, 2001, we do not believe that it is in the best interest of the Company to complete an initial public offering in the foreseeable future. We have determined that in the interest of maximizing returns and providing liquidity to our stockholders, we should implement a strategy of selling assets and returning capital. Therefore, we have submitted a plan to our stockholders asking them to approve the Asset Sale Plan.

ENVIRONMENTAL MATTERS

    We do not expect any costs associated with environmental issues at our properties to have a material adverse effect on the Company.

COMPETITION

    We compete in the leasing and sales of office, laboratory, residential and industrial space with a considerable number of other realty concerns, some of which may have greater marketing and financial resources than us.

SEASONALITY

    The Company's office, laboratory, residential and industrial properties have not traditionally experienced significant seasonality.

EMPLOYEES

    As of December 31, 2000, we had 26 full time employees.

RISK FACTORS

    Set forth below are certain risks that we believe are material to our stockholders.

RISKS ASSOCIATED WITH THE ASSET SALE PLAN

    On March 7, 2001, the Company distributed a proxy statement to its common stockholders requesting that the stockholders approve a plan which would result in the Company selling, transferring or exchanging all or substantially all of its assets. The adoption of the Asset Sale Plan could impact the market for the Company's common stock and the price at which the common stock may trade. In addition, the distribution of the proceeds of the Asset Sale Plan to the stockholders will have tax implications (either a return of basis or capital gain) for the individual stockholder that would likely not be realized if the Company was not selling its assets and returning the proceeds of the sales to its stockholders. Because of the individual tax consequences, some potential buyers of the common stock may be deterred from purchasing the common stock, resulting in less liquidity and a potentially depressed sale price for the common stock.

    If approved by the stockholders, the Company will attempt to sell all of its wholly-owned properties and its interest in each of its jointly-owned properties. There can be no assurance that the Company will successfully sell any of its properties for amounts equaling or exceeding those currently projected, or that the Company will be able to make distributions to the stockholders of the Company in the amounts projected in the proxy statement. Though we currently intend to distribute the proceeds of the Asset Sale Plan in the two year period following the approval of the Plan, there can be no assurance that such distributions will actually occur during this period.

ECONOMIC AND BUSINESS RISKS

WE DEPEND ON KEY PERSONNEL WHOSE CONTINUED SERVICE IS NOT GUARANTEED

    We believe that our success depends in large part upon the experience of our senior management whose continued service is not guaranteed. If we lost the services of any members of our senior management team, we might be less capable of:

    --  obtaining real estate investment opportunities;

    --  capitalizing upon relationships in the real estate industry; and

    --  structuring and executing potential investments.

    We cannot assure you that we would be able to replace any members of our senior management team that leave. In addition, we do not currently maintain key-man life insurance on any of our executive officers.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR INVESTMENT STRATEGY

    ADDITIONAL FINANCING MAY NOT BE AVAILABLE

    Our ability to implement our investment strategy depends on access to the capital necessary to invest in assets. If we fail to obtain the necessary capital, our ability to acquire assets could suffer.

    WE MAY FAIL TO EFFECTIVELY MANAGE THE INTEGRATION OF ASSETS

    To successfully implement our investment strategy, we must integrate acquired assets into our existing operations. As such, we must consolidate functions and integrate the departments, systems and procedures of the acquired assets with our operations. Integration presents a significant challenge to us. If we fail to effectively integrate new assets, our results of operations and financial condition could suffer.

    COMPLEX ACQUISITIONS HAVE A GREATER RISK OF FAILURE

    BCSP may acquire multiple assets in a single transaction. This technique reduces acquisition expenses and provides us with operating leverage. However, portfolio acquisitions are more complex than single-property acquisitions. The risk that a multiple property acquisition will not close is greater than in a single-property acquisition. In addition, the cost of a failed portfolio acquisition closing is greater than the cost of a failed single-property acquisition closing. If one of our portfolio acquisition closings failed, we would incur a charge against our earnings for the costs related to that failed acquisition.

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

    (ii) construction costs may exceed original estimates (for example, in order to avoid financial penalties, we are required to complete the construction of the new buildings at Technology Square and the redevelopment of 233 Fremont Street by specific dates and within budget);

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

    (ix) our losses may exceed our investment return if the project is unsuccessful; and

    (x) condominium sales may not occur at prices anticipated and a substantial portion of the profits in condominium sales are realized upon the sale of the last units in a project.

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

    CONFLICTS RELATING TO OUR MANAGEMENT INCENTIVE PLAN

    We adopted a new Management Incentive Plan (the "Plan") in 2000. The Plan contemplates that Beacon Capital Participation Plan, L.P. ("BCPP"), a partnership whose partners are all members of the Company's senior management, will receive incentive distributions equal to 20% of all distributions after our investors have received a return of their capital with a ten percent per annum cumulative compounded return. For purposes of determining the amounts of incentive distributions payable under the Plan, our June 1999 distribution of interests in the voting trust formed to hold shares of Wyndham's preferred stock (the "Wyndham Preferred Stock"), the January 2000 distribution of interests in the voting trust formed to hold shares of Cypress' preferred stock, the March 2000 distribution of interests in the voting trust formed to hold shares of CO Space's preferred stock and the November 2000 distribution of additional interests in the Wyndham Voting Trust were NOT treated as distributions to the partners of the Operating Partnership. Instead, the shares held by the voting trusts will be treated as if held by the Operating Partnership until such time as those shares (or the property into which such shares may be converted) are deemed distributed to the beneficial holders of the interests in the voting trusts, at which time all of the partners of the Operating Partnership will be treated (for purposes of calculating the incentive distributions) as receiving a pro rata distribution from the Operating Partnership in the amount of the then value of the property deemed distributed from the voting trusts (regardless of the extent to which the investors continue to hold interests in the voting trusts). In the case of any distribution to the beneficial owners of the Wyndham Voting Trust, the then value of the Wyndham Preferred Stock will be grossed up to appropriately account for the Operating Partnership's repurchase and subsequent redistribution of certain interests in the Wyndham Voting Trust. The value of a security distributed from a voting trust will be determined with reference to the status of the security and limitations on its transfer. Depending upon the specific limitations applicable to the security, its value will be based on trading averages or fair market values as reasonably determined in good faith by the Company in accordance with generally accepted accounting principles. Similarly, payment-in-kind dividends of additional shares of Wyndham Preferred Stock received by the Wyndham Voting Trust and retained in the trust in accordance with the terms of the voting trust agreement will also be treated (for purposes of calculating the incentive distributions) as distributed pro rata to the partners of the Operating Partnership when ultimately distributed out of the Wyndham Voting Trust. Similarly, cash or other property received by the voting trusts will be treated (for purposes of calculating the incentive distributions) as pro rata distributions to the partners of the Operating Partnership at such times that such cash or other amounts are distributed out of the voting trusts to the holders of beneficial interests in the voting trusts. Similar rules would apply to any additional voting trust or similar arrangement established by the Company. As a result of treating distributions by the voting trusts as distributions by us for purposes of computing BCPP's incentive distributions, BCPP may, in any given period, receive more incentive distributions from us than it would receive if its incentive distributions were calculated solely with reference to assets held within the Company and our actual distributions. PURCHASERS OF OUR COMMON STOCK WHO DO NOT SIMULTANEOUSLY PURCHASE A PROPORTIONATE AMOUNT OF THE SHARES HELD THROUGH THESE THREE VOTING TRUSTS MAY NOT REALIZE ALL OF THE ECONOMIC BENEFITS UPON WHICH MANAGEMENT'S INCENTIVE DISTRIBUTIONS WILL BE CALCULATED AND MAY EFFECTIVELY BEAR A DISPROPORTIONATE SHARE OF THE COST OF SUCH INCENTIVE DISTRIBUTIONS.

    The Plan was designed to align the interests of our management with the interests of our stockholders by having members of management purchase an equity interest in BCPP. However, we cannot assure you that conflicts will not arise between management's interests and stockholders' interests.

    POLICIES WITH RESPECT TO CONFLICTS OF INTEREST

    We have adopted policies designed to eliminate or minimize conflicts of interest. One such policy requires that all transactions in which officers or directors have a conflicting interest must be approved by a majority of our Independent Directors. However, we cannot assure you that any policy will successfully minimize or eliminate conflicts of interest. If our policies fail, decisions could be made that do not fully reflect the stockholders' interests.

LEVERAGE CAN REDUCE INCOME AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS

    We have leveraged our assets by borrowings through bank credit facilities, mortgage loans on real estate and other borrowings. Our return on investments and cash available for distribution to stockholders might suffer by changes in market conditions which cause the cost of the financing to exceed the income from the asset. If we do not engage in a successful hedging strategy with respect to our variable rate financings, an increase in the interest rate payable on such financings could cause higher debt payments and could materially adversely affect liquidity and results from operations.

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

    We have adopted guidelines to maintain a debt to total market capitalization ratio not in excess of 60%. This policy enables us to incur additional indebtedness as the value of our assets increases even though there has not necessarily been a corresponding increase in our ability to service our indebtedness. For purposes of this policy, our debt to market capitalization ratio is calculated as:

    -- our proportionate share of total consolidated and unconsolidated debt as a percentage of our proportionate share of the market value of our assets.

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

    In connection with the acquisition of assets, we intend to obtain Phase I environmental site assessments ("ESAs") prepared by qualified independent environmental engineers. The purpose of ESAs is to identify potential sources of contamination for which the assets may be responsible and to assess the status of environmental regulatory compliance. It is possible, however, that these ESAs will not reveal all environmental liabilities or that such assets may be subject to material environmental liabilities of which we are unaware.

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

    We will have broad authority to invest in assets consistent with our investment strategy. We may invest in highly-leveraged assets, which may increase the likelihood of a loss of our assets through foreclosure. No assurance can be made that our decisions in this regard will result in a profit for the Company. Investment in real estate is a highly competitive business and the acquisition of assets is often based on competitive bidding. Consequently, our inability to identify appropriate assets may have an adverse effect on our results of operations.

REAL ESTATE IS ILLIQUID AND VALUE IS DEPENDENT ON CONDITIONS BEYOND THE
  COMPANY'S CONTROL

    We expect to invest in assets which may be subject to varying degrees of risk generally incident to the ownership of real property. Real estate investments are relatively illiquid. Our ability to vary investments in response to changes in economic and other conditions will be limited. We cannot assure you that the fair market value of any assets we own or acquire will not decrease in the future. The underlying value of our assets, our income and our ability to make distributions to stockholders are dependent upon our ability to operate our assets in a manner sufficient to maintain or increase revenue in excess of operating expenses and debt service. Our revenue may be adversely affected by the following:

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

RISKS RELATING TO OUR INVESTMENT IN BCSP

    If we successfully implement the Asset Sale Plan, our only substantial remaining asset will be our interest in BCSP. Pursuant to the limited partnership agreement of BCSP, we must make all of our real estate investments through BCSP until the earlier of October 1, 2001 or when 85% of the capital has been invested. We have committed to invest $57.5 million in BCSP. Our investment in BCSP entails risks including the following:

    THE TERMS OF OUR INVESTMENT POTENTIALLY REDUCE POTENTIAL PROFITS TO THE
     COMPANY FROM INDIVIDUAL INVESTMENTS

    We will only be entitled to a pro rata portion of the profits of BCSP which are distributed to limited partners, based upon the proportion that our investment in BCSP as a limited partner bears to the aggregate capital commitments of all limited partners in BCSP. Since individual real estate investment opportunities are often of fixed size, the Company will have to share profits of individual investments with its partners in BCSP which, absent its arrangement with BCSP, it might otherwise secure for itself by making a larger investment on its own behalf than is represented by its share of BCSP's investment.

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

    -- with respect to an investment in new development, the general partner shall not make such an investment if the amount invested in all such new development would exceed 40% of the aggregate capital commitments of BCSP; and

    -- the general partner shall not make an investment in any real estate assets located outside of the United States, or in companies organized, headquartered or having substantially all of their assets outside of the United States.

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

OUR MULTI-SECTOR INVESTMENT STRATEGY IS MORE COMPLICATED THAN A SINGLE-SECTOR
  INVESTMENT STRATEGY

    Our current investment strategy is to acquire assets in a variety of real estate product-types within a variety of geographic locations. Initially, we will emphasize office assets. Accordingly, we will be required to maintain expertise, relationships and market knowledge across a broad range of product-types and geographic regions.

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

GEOGRAPHICALLY CONCENTRATED ASSETS ARE VULNERABLE TO DOWNTURNS IN LOCAL ECONOMIC
  CONDITIONS

    The economic performance and value of our assets are subject to all of the risks incident to the ownership and operation of real estate. These include the risks normally associated with changes in national, regional and local economic and market conditions. Such conditions can affect tenants' ability to make rental payments. Our assets are located in six markets--East Cambridge, Massachusetts; South Boston, Massachusetts; Sunnyvale, California; Dallas, Texas; Loudoun County, Virginia; and Seattle, Washington. We have no limits on becoming more geographically concentrated.

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

NEW MARKETS MAY HAVE CONDITIONS UNLIKE OUR EXISTING MARKETS

    Although our management has historical experience with real estate related assets and other assets and investments in a variety of geographic areas of the country, our expertise in those markets may not assist us in new markets. In such event, we may be exposed to risks associated with:

    --  lack of market knowledge and understanding of the local economy;

    --  inability to access land and property acquisition opportunities;

    --  inability to obtain construction tradespeople;

    --  sudden adverse shifts in supply and demand factors; and

    --  unfamiliarity with local governmental procedures.

WE DO NOT HAVE FULL CONTROL OVER INVESTMENTS MADE THROUGH PARTNERSHIPS AND JOINT
  VENTURES

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

LEGAL AND TAX RISKS

TAX RISKS

    Since our inception, we have intended to operate so as to qualify as a REIT for United States federal income tax purposes, and it is our belief that we have satisfied and will continue to satisfy the Code's REIT organizational and operational requirements. We have not and do not intend, however, to request a ruling from the IRS as to our REIT status. Moreover, the Code provisions governing our qualification as a REIT are highly technical and complex. Consequently, we cannot guarantee that we have qualified or will qualify as a REIT.

    If we have qualified and continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on that portion of our ordinary income or capital gain (including gains from sales consummated under the Asset Sale Plan) that we distribute to stockholders, unless we incur net gain from "prohibited transactions," as discussed below.

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

    In order to qualify as a REIT, we must distribute annually at least 90% of our net taxable income (excluding any net capital gain). Even if we meet this 90% minimum distribution requirement, we will be taxed at ordinary corporate rates on our undistributed ordinary income and net capital gain. We also will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid or deemed paid by the Company with respect to any calendar year are less than the sum of:

    --  85% of the Company's ordinary income for that year;

    --  95% of the Company's capital gain net income for that year; and

    --  100% of the Company's undistributed taxable income from prior years.

The amount of any taxable income that we elect to retain and pay income tax on will be treated as distributed for purposes of the 4% excise tax.

    We intend to make sufficient distributions to our stockholders to comply with the 90% minimum distribution requirement, and to avoid incurring corporate income or excise tax on undistributed income. We anticipate reserving cash to fund the Company's obligations under the Management Incentive Plan. The need to retain such amounts could prevent us from distributing 90% of our income, although based on our current projections, we expect to meet our distribution requirements, but we cannot guarantee that such reserves would not impair our ability to distribute all of our income. However, differences in timing between the recognition of taxable income and the actual receipt of cash or non-deductible expenditures (such as debt repayment or funding reserves) could impair our ability to meet these distribution requirements. If such circumstances impaired our ability to meet the 90% minimum distribution requirement, the Company would have to borrow funds to meet the 90% distribution requirement.

    So long as we continue to qualify as a REIT, any net gain from "prohibited transactions" will be subject to a 100% penalty tax (unless such gain arises in one of our taxable subsidiaries, in which case such gain would be subject to tax at normal corporate rates). We cannot avoid this tax by distributing these gains to stockholders. "Prohibited transactions" are sales of property held primarily for sale to customers in the ordinary course of a trade or business. Whether a real estate property constitutes property held primarily for sale to customers in the ordinary course of a trade or business is determined on the basis of all relevant facts and circumstances.

    We do not believe that any of our properties (other than residential portions of certain properties held through taxable subsidiaries) are held primarily for the sale to customers in the ordinary course of business. Thus, we do not believe that any gains from sales of our properties (including sales under the Asset Sale Plan) will be subject to the 100% penalty tax. Nevertheless, because the determination as to whether or not property is held for sale to customers in a trade or business is inherently factual, there can be no assurance that the IRS or the courts would agree with our characterization.

VOTING TRUST DISTRIBUTIONS

    In order to qualify as a REIT, we must satisfy certain requirements regarding the sources of our gross income. In June 1999 and November 2000 we distributed to our shareholders interests in a voting trust formed to hold shares of Wyndham, in January 2000 we distributed to our shareholders interests in a voting trust formed to hold shares of Cypress, and in March 2000 we distributed to our shareholders interests in a voting trust formed to hold shares of CO Space. CO Space was subsequently acquired by InterNAP. When we distributed interests in the Wyndham, Cypress, and CO Space voting trusts, we recognized gain (if any) with respect to each distribution equal to any excess of the value of the shares distributed through the voting trust on the date of distribution over our tax basis therein, and any such gain constituted income from non-real estate sources for purposes of one of the REIT gross income tests that generally limits our non-real estate gross income to 25% of our total gross income for the taxable year. Based on our valuations of the Wyndham shares, Cypress shares, and CO Space shares on the dates of distribution, we do not believe that the gains recognized by us on the distributions violated this REIT gross income test for 1999 or 2000. Although these valuations reflect our judgment as to the value of the shares distributed on their respective distribution dates, the valuation of shares is a factual determination and could be challenged by the IRS, possibly causing us to fail our REIT income tests for 1999 or 2000, as the case may be. Unless we were able to avail ourselves of certain relief provisions, failure to meet the income tests would cause us to lose our REIT status, in which case we would incur significant corporate taxes and distributions to shareholders likely would be reduced. In addition, we likely would not be able to reelect REIT status until the fifth year following loss of REIT status.

AGGREGATE STOCK OWNERSHIP LIMIT MAY RESTRICT BUSINESS COMBINATION OPPORTUNITIES

    To maintain our qualification as a REIT, five or fewer individuals may not own (directly or indirectly) more than 50% of our Common Stock at any time during the last half of our taxable year. Therefore, our Charter contains an aggregate stock ownership provision which generally prohibits any single stockholder from owning more than 9.8% of our Common Stock. In addition, our Charter contains a look-through ownership limit that permits certain mutual funds and certain other widely-held entities (other than pension plans as described in Section 401(a) of the Code) to own up to 15% of our Common Stock. The Board of Directors may waive or modify either of these two provisions if it is satisfied (based upon the receipt of a ruling from the IRS or the advice of tax counsel) that ownership in excess of this limit will not jeopardize our status as a REIT. To date, the Board has waived this provision with respect to Standard Pacific Capital Management and its affiliates and also with respect to The Prudential Insurance Company of America and its affiliates. These ownership limits may inhibit or impede a change in control. Such inhibitions and impediments could adversely affect stockholders' ability to realize a premium over the then-prevailing market price for our Common Stock in connection with such a transaction.

FOREIGN INVESTORS SHOULD CONSIDER TAX RISKS UNDER FIRPTA

    Distributions by us that are attributable to gain from the sale or exchange of a United States real property interest, such as distributions of gain from sales of properties under the proposed Asset Sale Plan, will be taxed to a foreign stockholder under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Under FIRPTA, such distributions are taxed to a foreign stockholder as if the distributions were gains "effectively connected" with a United States trade or business. Accordingly, a foreign stockholder will be taxed at the normal capital gain rate applicable to a domestic stockholder (subject to any applicable alternative minimum tax and special alternative minimum tax in the case of a non-resident alien individual). Distributions subject to FIRPTA also may be subject to a 30% branch profit tax when made to a foreign corporate stockholder that is not entitled to treaty exemptions.

    We will be required to withhold from distributions to foreign stockholders, and remit to the IRS, 35% of the designated capital gain dividends (or, if greater, 35% of the amount of any distributions that could be designated as capital gain dividends). In addition, if we designate prior distributions as capital gain dividends, subsequent distributions, up to the amount of such prior distributions, will be treated as capital gain dividends for purposes of withholding. Other distributions to foreign stockholders will generally be subject to 30% withholding, unless the withholding rate is reduced by an applicable tax treaty. If the amount of tax withheld by us with respect to a distribution to a foreign stockholder exceeds the stockholder's United States tax liability with respect to such distribution, the foreign stockholder may file for a refund of such excess from the IRS.

    If the Company is not a domestically controlled REIT, non-U.S. Stockholders generally will be taxed under FIRPTA on sales of our common stock. We will be a domestically controlled REIT if non-U.S.

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

OTHER RISKS

RISK THAT OUR COMMON STOCK HAS NO ESTABLISHED TRADING MARKET

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

    In addition, we expect our stockholders to vote on a proposal to amend the charter of BCP that would eliminate the appraisal rights of stockholders. We currently expect that this proposal will be voted on at a meeting scheduled for April 4, 2001. If adopted, the elimination of appraisal rights could further reduce the liquidity of the common stock.

ITEM 2. PROPERTIES.

    Set forth below are summary descriptions of the Properties. (1)(2)(3)

                                                                                              RENTABLE
                                 YEAR BUILT/   OWNERSHIP     NO. OF          PROPERTY          AREA IN       PERCENT LEASED AT
PROPERTY                          RENOVATED     INTEREST     BLDGS.          LOCATION        SQUARE FEET   DECEMBER 31, 2000 (1)
--------                         -----------   ----------   --------   --------------------  -----------   ---------------------
SOUTH BOSTON, MA:
Fort Point Place (4)...........  1910 / 1988       100%         2      South Boston, MA         145,222             100%
                                                            --------                         -----------------------------------
  Subtotal / Weighted Average
    South Boston, MA...........                                 2                               145,222             100%
                                                            --------                         -----------------------------------

SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ...................     1982           100%         1      Dallas, TX                42,000              78%
Brandywine Place...............     1984           100%         4      Plano, TX                 66,237              92%
Crosspoint Atrium..............     1981           100%         1      Dallas, TX               220,212              88%
Forest Abrams Place............     1983           100%         2      Dallas, TX                68,827              77%
6500 Greenville Avenue (5).....  1981 / 1996       100%         1      Dallas, TX               114,600              62%
Northcreek Place II (6)........     1984           100%         2      Dallas, TX               163,303              84%
One Glen Lakes (7).............     1982           100%         1      Dallas, TX               166,272              94%
                                                            --------                         -----------------------------------
  Subtotal / Weighted
    Average....................                                12                               841,451              84%
                                                            --------                         -----------------------------------

R & D / INDUSTRIAL
Park North Business Center.....     1979           100%         2      Richardson, TX            36,885             100%
Plaza at Walnut Hill...........     1982           100%         2      Dallas, TX                88,280              90%
Richardson Business Center.....     1983           100%         2      Richardson, TX            66,300             100%
Richardson Commerce Centre.....     1981           100%         3      Dallas, TX                60,517              88%
Sherman Tech...................     1981           100%         1      Richardson, TX            16,176             100%
T I Business Park..............     1980           100%         3      Richardson, TX            96,902              88%
Venture Drive Tech Center......     1975           100%         1      Farmers Branch, TX       128,322              76%
                                                            --------                         -----------------------------------
  Subtotal / Weighted
    Average....................                                14                               493,382              88%
                                                            --------                         -----------------------------------
  Subtotal / Weighted Average
    Suburban Dallas, TX........                                26                             1,334,833              85%
                                                            --------                         -----------------------------------

SUNNYVALE, CA:
Mathilda Research Centre (8)...     2000          87.5%         1      Sunnyvale, CA            144,315             100%
                                                            --------                         -----------------------------------
  Subtotal / Weighted Average
    Sunnyvale, CA..............                                 1                               144,315             100%
                                                            --------                         -----------------------------------
  Total / Weighted Average
    Properties.................                                29                             1,624,370              88%
                                                            ========                         ===================================

------------------------------

(1) This table is as of December 31, 2000, excluding properties controlled by BCSP and excluding Technology Square which was sold on February 9, 2001.

(2) Millennium Tower has not been included in these figures because it is a development project. The joint venture between the Company and HA L.L.C. is building a Class A high-rise building in downtown Seattle, Washington.

(3) Mathilda Research Centre II has not been included in these figures because it is a development project. The joint venture between the Company and Mathilda Partners II LLC is developing a Class A office/R&D building in Sunnyvale, California which has been leased to Juniper.

(4) Fort Point Place includes two additional buildings that are not included in these figures. The two buildings consist of approximately 137,000 square feet of recently converted residential condominiums. We are currently in the process of selling the condominiums. As of December 31, 2000, 87 of the 120 condomimiums had been sold.

(5) 6500 Greenville Avenue includes 281 structured parking spaces.

(6) Northcreek Place II includes 232 structured parking spaces.

(7) One Glen Lakes includes 546 structured parking spaces.

(8) Mathilda Research Centre is a joint venture between the Company and Mathilda Partners LLC that is building two Class A office/R&D buildings in Sunnyvale, California. The first building has recently been completed, is leased to Juniper and is included in this table. Juniper has also leased the second building which will be added to this table upon its completion.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, we are involved in legal proceedings incurred in the normal course of business. We believe that none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

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

    (b) HOLDERS. As of March 15, 2001, there were approximately 300 record holders of our common stock.

    (c) DIVIDENDS. On December 28, 1998 we declared a cash dividend of $0.48 per share. On June 30, 1999, we distributed preferred stock of Wyndham valued at $4.343683857 per share to a voting trust and then distributed our interest in the voting trust to our stockholders and unitholders. On January 5, 2000, we distributed preferred stock of Cypress valued at $.75301344 per share to a voting trust and then distributed our interest in the voting trust to our stockholders and unitholders. On February 24, 2000, we declared a cash dividend of $0.50 per share. On March 24, 2000, we distributed preferred stock of CO Space valued at $.33685262 per share to a voting trust and then distributed our interest in the voting trust to our stockholders and unitholders. On June 16, 2000, we declared a cash dividend of $3.00 per share. On November 8, 2000, we distributed preferred stock of Wyndham valued at $2.503 per share to a voting trust and then distributed our interest in the voting trust to our stockholders and unitholders. On January 5, 2001, we declared a cash dividend of $2.00 per share. On February 20, 2001, we declared a cash dividend of $6.00 per share.

    (d) RECENT SALE OF UNREGISTERED SECURITIES. On October 17, 2000, Luddite Associates, an affiliate of The Prudential Insurance Company of America, converted its 2,528,296 units in the Operating Partnership into an equivalent number of shares of common stock of BCP. This stock was issued pursuant to the exemption from registration requirements under
       Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", our historical financial statements and notes thereto, each included elsewhere herein.

                                                                                         AS OF AND FOR
                                                                                        THE PERIOD FROM
                                                 AS OF AND FOR       AS OF AND FOR     JANUARY 21, 1998
                                                THE YEAR ENDED      THE YEAR ENDED      (INCEPTION) TO
                                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                               -----------------   -----------------   -----------------
                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Income Statement Data:
  Revenues...................................      $ 52,522            $ 38,597            $ 26,536
  Net income.................................        83,824               2,965               9,054
  Net income per common share-basic and
    diluted..................................          4.03                0.14                0.44
Balance Sheet Data:
  Real estate, net...........................      $251,421            $262,124            $214,768
  Investments in partnership, joint ventures
    and corporations.........................        55,274             163,677              90,136
  Total assets...............................       403,266             513,097             484,000
  Mortgage notes payable.....................        30,797              31,172              21,570
  Note payable--interim financing............        97,830             122,500                  --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: risks associated with the adoption or failure to adopt our proposed Asset Sale Plan, real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, the need to lease new developments and redevelopments and the ability of a property to generate revenue sufficient to meet debt service payments and other operating expenses; risks associated with borrowing, such as the possibility that we will not have sufficient funds available to make principal payments on outstanding debt and outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to us; the impact of pending or future litigation; variations in quarterly operating results; securities held for investment are subject to fluctuations in valuation based upon the performance of the underlying businesses; risks that some of our investments could cause us to fail to qualify as a REIT; and those risks and uncertainties contained elsewhere in this report.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our consolidated financial statements include Beacon Capital Partners, Inc. ("BCP") and Beacon Capital Partners, L.P. (the "Operating Partnership"), our majority-owned partnership.

RESULTS OF OPERATIONS

    SUMMARY

    Changes in revenues and expenses for the years and period ended
December 31, 2000, 1999 and 1998 were primarily due to the timing of investment, financing and sale transactions and redevelopment and releasing programs during 1998, 1999 and 2000. Equity capital was raised in March and April 1998 (the "Offering"); The Athenaeum Portfolio investment was made in May 1998; Technology Square and The Draper Building were acquired in June 1998; the Dallas Office and Industrial Portfolio was acquired in July 1998; the Batterymarch mortgage note receivable was funded in May 1999 and repaid in July 1999; the secured interim financing (the "Interim Financing") from Bankers Trust Company closed in
June 1999, was increased in December 1999 and was partially paid down in April 2000; the investments in preferred stock of Wyndham International, Inc. ("Wyndham") were made primarily in June and July 1999; Technology Square Building 200 was released in July 1999; Technology Square Buildings 400 and 500 were taken out of service in 1999 and underwent substantial redevelopment and releasing in 1999 and early 2000; Fort Point Place was acquired in July 1999; the Fort Point Place residential condominium conversion commenced in the fall of 1999, was substantially completed in the summer of 2000 and sales of the units commenced in September 2000; Beacon Capital Strategic Partners, L.P. ("BCSP") was established in October 1999; the Fort Point Place mortgage debt was obtained in October 1999; the Technology Square Building 300 development commenced in January 2000; The Athenaeum Portfolio was refinanced in April 2000; The Draper Building was sold in April 2000; some of the assets in The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) were sold in June 2000; BCSP sold 233 Fremont Street in June 2000; the first building in Mathilda Research Centre was completed in June 2000; the repurchase of common stock of BCP and certain voting trust interests in accordance with the share repurchase program occurred in July 2000; the development of Technology Square Buildings 600 and 700 commenced in August 2000; additional Wyndham preferred stock was distributed in November 2000; $3.2 million of capital was contributed to BCSP in December 2000; the remaining assets in The Athenaeum Portfolio (One Kendall Square) were sold in December 2000; and investments in Mathilda Research Centre I and II, Millennium Tower, Cypress Communications, Inc. ("Cypress") and
CO Space, Inc. ("CO Space") occurred over time from 1998 through 2000.

    COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD FROM
     JANUARY 21, 1998 (INCEPTION) TO DECEMBER 31, 1998

    Total revenues were $52.5 million, $38.6 million and $26.5 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. Rental income was $35.6 million, $23.3 million and $10.7 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. The increase from 1998 to 1999 of $12.6 million was due to the acquisitions of Technology Square and The Draper Building, Fort Point Place and the Dallas Office and Industrial Portfolio. The increase from 1999 to 2000 of $12.3 million was primarily due to Technology Square releasing. Reimbursement of operating expenses and real estate taxes was $1.3 million, $2.2 million and $1.7 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. The increase from 1998 to 1999 of $.5 million was primarily due to the acquisition of the Dallas Office and Industrial Portfolio. The decrease from 1999 to 2000 of $.9 million was primarily due Technology Square releasing which established tenant expense bases at current levels. Equity in earnings of partnership and joint ventures was $6.1 million, $4.8 million and $3.2 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. The increase from 1998 to 1999 of $1.6 million was due to a full year of investment in The Athenaeum Portfolio in 1999. The increase from 1999 to 2000 of $1.3 million was due to income from BCSP and Mathilda Research Centre offset by an earnings reduction from The Athenaeum Portfolio due to the property refinancing and the sale of assets in 2000. Interest and dividend income was $5.6 million, $6.6 million and $10.7 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. The decrease from 1998 to 1999 of $4.1 million was primarily the result of a reduction in investment cash on hand due to the use of

Offering proceeds to fund property acquisitions and investments, offset by the interest earned on the Batterymarch mortgage note receivable and Wyndham dividends received in 1999. The decrease from 1999 to 2000 of $1 million was primarily due to interest earned on the Batterymarch mortgage note receivable in 1999. Other income was $3.9 million, $1.7 million and $.2 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. The increase from 1998 to 1999 of $1.5 million was primarily due to reimbursements received from 233 Fremont Street in 1999 and increased management fees. The increase from 1999 to 2000 of $2.2 million was primarily due to the gain recognized on the distribution of the Cypress investment offset by losses on the CO Space investment, the loss recognized on the distribution of the Wyndham investment and reimbursements received from 233 Fremont Street in 1999.

    Total expenses were $40.7 million, $34.1 million and $16.8 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. Property operating expenses were $10.1 million, $6.3 million and $3.4 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. The increase from 1998 to 1999 of $2.9 million was primarily due to the acquisition of the Dallas Office and Industrial Portfolio. The increase from 1999 to 2000 of $3.8 million was primarily due to increased occupancy at Technology Square, the acquisition of Fort Point Place and increased costs at the Dallas Office and Industrial Portfolio. Real estate taxes were $5.3 million, $4.7 million and $1.9 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. The increase from 1998 to 1999 of $2.8 million was primarily due to the acquisitions of Technology Square and The Draper Building, Fort Point Place and the Dallas Office and Industrial Portfolio. The increase from 1999 to 2000 of $.6 million was primarily due Technology Square increases. General and administrative expenses were $11.1 million, $9.8 million and $8.4 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. Affiliate formation expenses were $2.1 million and $4.0 million for the years ended December 31, 2000 and 1999, respectively. Affiliate formation expenses were costs incurred in the formation of BCSP and consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP. Interest expense was $3.7 million, $2.7 million and $.9 million for the years and period ended December 31, 2000, 1999 and 1998, respectively. The increases from 1998 to 1999 of $1.8 million and 1999 to 2000 of $1 million were primarily due to interest on the Interim Financing and the Fort Point Place mortgage, offset by capitalized interest.

    The gains on sales of real estate for the year ended December 31, 2000 of $85.5 million resulted from the gain on the sale of The Draper Building of $27.3 million, our share of the gain on the sale of The Athenaeum Portfolio of $32.4 million, our share of the gain on the sale of 233 Fremont Street of $25.7 million and the gain from the sales of residential condominiums of Fort Point Place of $.1 million. The minority interest in consolidated partnership of $8.9 million, $.5 million and $.7 million for the years and period ended December 31, 2000, 1999 and 1998, respectively represent the portion of the Operating Partnership that is not owned by BCP. The extraordinary loss, net of minority interest for the years ended December 31, 2000 and 1999 of $4.6 million and $1.0 million, respectively resulted from debt refinancings. In 2000, The Athenaeum Portfolio refinancing, which extinguished the previous mortgage debt, required the write-off of related transaction costs and unamortized deferred financing costs. In 1999, the Interim Financing original $100 million note was substantially modified and required the write-off of unamortized deferred financing costs.

    FUTURE RESULTS OF OPERATIONS

    We anticipate that future periods will be impacted by the year 2000 sales and distribution of assets and by future dispositions expected under the Asset Sale Plan. See--"Item 1. BUSINESS". Rental income will decline as a result of the sales of The Draper Building and Technology Square in 2000 and 2001, respectively and by future sales expected under the Asset Sale Plan. Equity in earnings of partnership and joint ventures will decline as a result of the sale of The Athenaeum Portfolio in 2000 which decline may be partially offset by earnings from Mathilda Research Centre and Millennium Tower in 2001. Interest and dividend income is expected to decline in 2001 as a result of the 2000 distribution of Wyndham preferred stock and the Asset Sale Plan that anticipates the distribution of available cash. Property operating and related expenses are also expected to decline as a result of sales of assets and the associated payoff of debt.

    Under the new management incentive plan adopted in 2000, members of management will be entitled to participate in all returns realized by the Company after specified benchmarks are achieved. To the extent that return hurdles are achieved, we will record an allocation of earnings as a minority interest charge in amounts that could be material. In addition, we intend to retain assets in amounts sufficient to fund amounts owed to the minority interest unitholders.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $83.8 million at December 31, 2000 as compared to $76.9 million at December 31, 1999. The increase of $6.9 million was primarily the result of (i) distributions received from The Athenaeum Portfolio,
(ii) proceeds received from the sale of The Draper Building, (iii) proceeds received from the sales of residential condominiums of Fort Point Place,
(iv) distributions received from BCSP, (v) cash flow from operations, and
(vi) proceeds received from the Interim Financing, all offset by (i) the payments of the March and June dividends to stockholders and distributions to unitholders, (ii) the payment of Technology Square development costs, (iii) the partial repayment of the Interim Financing, (iv) the repurchase of approximately
1.8 million shares of common stock of BCP and certain voting trust interests in accordance with the share repurchase program, (v) the payment of Fort Point Place development costs, and (vi) investments in Millennium Tower and Mathilda Research Centre II.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be provided for by cash flow from operating activities and current cash balances. We believe that our 2001 distribution requirement to maintain our REIT qualification will be met from our 2001 cash distributions to date ($8.00 per share of common stock of BCP) and from future distributions expected from the implementation of the Asset Sale Plan. We believe our other short-term liquidity needs are the funding of BCSP capital commitments, the completion of current development projects and funding of the management incentive plan. We expect to fund these needs from current cash balances, mortgages and other debt instruments, and through sales of assets.

    We expect to meet long-term (greater than 12 months) liquidity requirements for the completion of current development projects, scheduled debt maturities, other non-recurring capital improvements and funding of the management incentive plan through indebtedness, joint ventures, sales of assets, and from current cash balances.

CAPITALIZATION

    As of December 31, 2000, adjusted to reflect the sale of Technology Square, which closed on February 9, 2001, our total consolidated debt was approximately $30.8 million and our total consolidated debt plus our proportionate share of total unconsolidated debt was approximately $94.8 million. The following table sets forth certain information regarding our consolidated and unconsolidated debt obligations, including obligations relating to specific properties. We have not entered into any hedging transactions and the variable interest rates reflected in the table are the weighted averages of the outstanding loan layers. All of the debt is non-recourse to us, with certain exceptions such as liability for fraud, misapplication of insurance proceeds, environmental matters and certain guarantees for completion of construction.

                                                                       CURRENT
                                                                       INTEREST
                                                       COMPANY'S       RATE AT
                                          PRINCIPAL     PORTION      DECEMBER 31,   MATURITY        PREPAYMENT
DEBT                                       AMOUNT     OF PRINCIPAL       2000         DATE          PROVISIONS
----                                      ---------   ------------   ------------   --------       -------------
                                             (DOLLAR AMOUNTS IN
                                                 MILLIONS)
CONSOLIDATED DEBT
FIXED RATE:

DALLAS OFFICE AND INDUSTRIAL PORTFOLIO:

Northcreek Place........................   $  4.1        $  4.1           7.80%      12/1/05       Prepayable
                                                                                                   subject to
                                                                                                   conditions(a)

One Glen Lakes..........................      5.5           5.5           7.75%       9/1/05       Prepayable
                                                                                                   subject to
                                                                                                   conditions(b)

Greenville Place........................      3.3           3.3           7.80%      12/1/04       Prepayable
                                                                                                   subject to
                                                                                                   conditions(c)

Plaza at Walnut Hill....................      1.4           1.4           9.00%             (d)    Prepayable
                                                                                                   subject to
                                                                                                   conditions(e)

Richardson Business Center..............      1.5           1.5           9.00%             (f)    Prepayable
                                                                                                   subject to
                                                                                                   conditions(g)

Park North Business Center..............      1.0           1.0           8.25%             (h)    Prepayable
                                                                                                   subject to
                                                                                                   conditions(i)

T. I. Business Park.....................      1.5           1.5           9.25%       5/1/02       Prepayable
                                          -------      --------         ------                     subject to
                                                                                                   conditions(j)

Subtotal / Weighted Average

  Fixed Rate Debt.......................     18.3          18.3           8.12%
                                           ------        ------         ------

VARIABLE RATE:

Fort Point Place........................     12.5          12.5           8.78%             (k)    Prepayable
                                          -------      --------       --------                     subject to
                                                                                                   conditions(l)

Subtotal / Weighted Average
  Variable Rate Debt....................     12.5          12.5           8.78%
                                           ------        ------         ------

Subtotal / Weighted Average
  Consolidated Debt.....................     30.8          30.8           8.39%
                                           ------        ------         ------

                                                                       CURRENT
                                                                       INTEREST
                                                       COMPANY'S       RATE AT
                                          PRINCIPAL     PORTION      DECEMBER 31,   MATURITY        PREPAYMENT
DEBT                                       AMOUNT     OF PRINCIPAL       2000         DATE          PROVISIONS
----                                      ---------   ------------   ------------   --------       -------------
                                             (DOLLAR AMOUNTS IN
                                                 MILLIONS)
UNCONSOLIDATED DEBT
VARIABLE RATE:

Beacon Capital Strategic
  Partners, L.P. (m)....................     62.1          12.4           7.56%             (m)    Prepayable
                                                                                                   subject to
                                                                                                   conditions(l)

Mathilda Research Centre I..............     35.1          30.7           9.19%     10/25/02       Prepayable
                                                                                                   subject to
                                                                                                   conditions(l)

Mathilda Research Centre II.............      3.5           3.1           9.19%     12/29/03       Prepayable
                                                                                                   subject to
                                                                                                   conditions(l)

Millennium Tower........................     26.6          17.8           9.07%             (n)    Prepayable
                                          -------      --------       --------                     subject to
                                                                                                   conditions(l)

Subtotal / Weighted Average
  Unconsolidated Debt...................    127.3          64.0           8.84%
                                           ------        ------         ------

Total / Weighted Average................   $158.1        $ 94.8           8.69%
                                           ======        ======         ======

--------------------------

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

 (m) Includes a subscription line and a construction loan with varying maturity dates.

 (n) The Millennium Tower loan matures on June 1, 2002. The loan may be extended for one year if certain conditions are met.

    The following table, which includes both consolidated and unconsolidated debt, summarizes the scheduled amortization of principal and maturities of the loans outstanding, adjusted to reflect the sale of Technology Square which closed on February 9, 2001.

                                               SCHEDULED
                                              AMORTIZATION   MATURITIES    TOTAL
                                              ------------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
2001........................................     $  372       $ 11,500    $ 11,872
2002........................................        389         63,395      63,784
2003........................................        414          3,093       3,507
2004........................................        422          3,103       3,525
2005........................................        282          8,509       8,791
Thereafter..................................      3,379             --       3,379
                                                 ------       --------    --------
  Total.....................................     $5,258       $ 89,600    $ 94,858
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

                                                                                       FOR THE PERIOD FROM
                                            YEAR ENDED           YEAR ENDED       JANUARY 21, 1998 (INCEPTION)
                                        DECEMBER 31, 2000    DECEMBER 31, 1999        TO DECEMBER 31, 1998
                                        ------------------   ------------------   -----------------------------
                                                           (UNAUDITED, DOLLARS IN THOUSANDS)
Income before minority interest and
  extraordinary item..................        $11,856              $ 4,539                   $ 9,772
Add real estate related depreciation
  and amortization:
  Consolidated entities...............          7,365                4,963                     2,146
  Joint venture entities..............          2,731                2,083                     1,441
                                              -------              -------                   -------
Funds from operations before minority
  interest............................         21,952               11,585                    13,359
Company share of consolidated
  partnership.........................          90.77%               88.40%                    92.65%
                                              -------              -------                   -------
Company funds from operations.........        $19,926              $10,241                   $12,377
                                              =======              =======                   =======
Weighted average number of common
  shares outstanding (in thousands)...         20,817               20,974                    20,766
                                              =======              =======                   =======

    For the periods presented above, our FFO results would be the same using both the March 1995 and October 1999 FFO definitions.

PROPERTY INFORMATION

    The following table sets forth the Total Area, the Percentage Leased, the Average Base Rent (as defined below) and the Average Net Effective Rent (as defined below) per square foot for each of the properties we owned or had an interest in (excluding properties controlled by BCSP and excluding Technology Square which was sold on February 9, 2001) as of December 31, 2000. Base Rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation charges, less total operating expenses and real estate taxes.

                                                                               AVERAGE    AVERAGE NET
PROPERTY                                              TOTAL AREA   % LEASED   BASE RENT    EFF RENT
--------                                              ----------   --------   ---------   -----------
SOUTH BOSTON, MA:

Fort Point Place (1)................................    145,222      100%      $32.16        $25.72
                                                      ---------      ---       ------        ------
  Subtotal / Weighted Average South Boston, MA......    145,222      100%       32.16         25.72
                                                      ---------      ---       ------        ------
SUBURBAN DALLAS, TX:
OFFICE
Bank One LBJ........................................     42,000       78%       14.22          6.66
Brandywine Place....................................     66,237       92%       14.06         10.19
Crosspoint Atrium...................................    220,212       88%       14.13          9.57
Forest Abrams Place.................................     68,827       77%       14.43          7.45
6500 Greenville Avenue..............................    114,600       62%       15.89          8.55
Northcreek Place II.................................    163,303       84%       15.54          9.00
One Glen Lakes......................................    166,272       94%       17.76         13.76
                                                      ---------      ---       ------        ------
  Subtotal / Weighted Average.......................    841,451       84%       15.41         10.04
                                                      ---------      ---       ------        ------
R&D / INDUSTRIAL
Park North Business Center..........................     36,885      100%        9.11          7.19
Plaza at Walnut Hill................................     88,280       90%        8.53          8.34
Richardson Business Center..........................     66,300      100%        6.00          6.40
Richardson Commerce Centre..........................     60,517       88%        7.40          5.46
Sherman Tech........................................     16,176      100%        7.49          4.63
T I Business Park...................................     96,902       88%        8.20          6.62
Venture Drive Tech Center...........................    128,322       76%        4.99          3.70
                                                      ---------      ---       ------        ------
  Subtotal / Weighted Average.......................    493,382       88%        7.15          6.07
                                                      ---------      ---       ------        ------
  Subtotal / Weighted Average Suburban Dallas, TX...  1,334,833       85%       12.26          8.53
                                                      ---------      ---       ------        ------
SUNNYVALE, CA:
Mathilda Research Centre (2)........................    144,315      100%       30.00         36.50
                                                      ---------      ---       ------        ------
  Subtotal / Weighted Average Sunnyvale, CA.........    144,315      100%       30.00         36.50
                                                      ---------      ---       ------        ------
  Total / Weighted Average Properties...............  1,624,370       88%      $16.07        $13.10
                                                      =========      ===       ======        ======

------------------------

(1) Fort Point Place includes two additional buildings that are not included in these figures. The two buildings consist of approximately 137,000 square feet of recently converted residential condominiums. We are currently in the process of selling the condominiums. As of December 31, 2000, 87 of the 120 condominiums had been sold.

(2) We own Mathilda Research Centre with our joint venture partner, Mathilda Partners LLC, an affiliate of Menlo Equities. Mathilda Research Centre is comprised of two buildings, which are leased to

    Juniper. The first building is included in the table and the second building will be added to the table upon its completion in the spring of 2001.

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties we owned or had an interest in (excluding properties controlled by BCSP and excluding Technology Square which was sold on February 9, 2001) as of December 31, 2000.

                                                % OF                   %
                                   SQUARE      SQUARE     ANNUAL     ANNUAL       # OF
                                   FEET(1)    FEET(2)    RENT(3)    RENT(4)    TENANTS(5)
                                  ---------   --------   --------   --------   ----------
2001............................    157,847      9.7%    $ 1,714       6.4%         62
2002............................    259,453     16.0%      4,118      15.5%         64
2003............................    319,508     19.7%      4,272      16.0%         77
2004............................    122,361      7.5%      1,816       6.8%         36
2005............................    260,225     16.0%      5,739      21.5%         35
Thereafter......................    310,100     19.1%      8,998      33.8%         16
                                  ---------     ----     -------     -----         ---
Total...........................  1,429,494     88.0%    $26,657     100.0%        290
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

    The following table summarizes our debt obligations outstanding as of December 31, 2000, adjusted to reflect the sale of Technology Square which closed on February 9, 2001. This information should be read in conjunction with Notes 6 and 7 to the consolidated financial statements and with the information contained under Capitalization in Part II--Item 7.

                             EXPECTED MATURITY DATE

                                          2001       2002       2003       2004       2005     THEREAFTER    TOTAL     FAIR VALUE
                                        --------   --------   --------   --------   --------   ----------   --------   ----------
                                                                         (DOLLARS IN THOUSANDS)
Liabilities
DEBT:
--------------------------------------
FIXED RATE............................    $372     $ 1,815      $414      $3,525     $8,791     $ 3,379     $ 18,296    $ 19,035
Weighted Average Fixed Interest
  Rate................................     8.1%        8.0%      8.0%        8.1%       8.8%        8.8%         8.3%

VARIABLE RATE.........................      --     $12,500        --          --         --          --     $ 12,500    $ 12,500
Current Variable Interest Rate........      --         8.8%       --          --         --          --          8.8%

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

(b) REPORTS ON FORM 8-K.

    Current Report on Form 8-K filed on February 16, 2001 disclosing the declaration of a dividend following the sale of Technology Square.

    Current Report on Form 8-K filed on January 19, 2001 announcing the sale of Technology Square.

    Current Report on Form 8-K filed on January 9, 2001 announcing the sale of One Kendall Square.

    Current Report on Form 8-K filed on October 5, 2000 filing the Company's 2000 Mid-Year Report.

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

Dated: March 21, 2001

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman of the Board,
                /s/ ALAN M. LEVENTHAL                    Chief Executive Officer
     -------------------------------------------         and Director (Principal      March 21, 2001
                  Alan M. Leventhal                      Executive Officer)

                /s/ LIONEL P. FORTIN
     -------------------------------------------       President, Chief Operating     March 21, 2001
                  Lionel P. Fortin                       Officer and Director

                                                       Senior Vice President and
                 /s/ RANDY J. PARKER                     Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 21, 2001
                   Randy J. Parker                       Accounting Officer)

                /s/ STEPHEN T. CLARK
     -------------------------------------------       Director                       March 21, 2001
                  Stephen T. Clark

                /s/ ROBERT M. MELZER
     -------------------------------------------       Director                       March 21, 2001
                  Robert M. Melzer

                 /s/ STEVEN SHULMAN
     -------------------------------------------       Director                       March 21, 2001
                   Steven Shulman

                /s/ SCOTT M. SPERLING
     -------------------------------------------       Director                       March 21, 2001
                  Scott M. Sperling

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(1) AND (2), (C) AND (D)

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULES

                              FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2000

                         BEACON CAPITAL PARTNERS, INC.

                             BOSTON, MASSACHUSETTS

                           ANNUAL REPORT ON FORM 10-K

                        ITEM 14(A) (1) AND (2) AND 14(D)

                         BEACON CAPITAL PARTNERS, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Beacon Capital Partners, Inc.
  Report of Independent Auditors............................   F-2
  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................   F-3
  Consolidated Statements of Operations for the Years Ended
    December 31, 2000 and 1999 and the Period from January
    21, 1998 (Inception) to December 31, 1998...............   F-4
  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 2000 and 1999 and the Period
    from January 21, 1998 (Inception) to December 31,
    1998....................................................   F-5
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000 and 1999 and the Period from January
    21, 1998 (Inception) to December 31, 1998...............   F-6
  Notes to Consolidated Financial Statements................   F-8

Beacon/PW Kendall LLC
  Report of Independent Auditors............................  F-25
  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................  F-26
  Consolidated Statements of Operations for the Years Ended
    December 31, 2000 and 1999 and the Period from April 16,
    1998 (Inception) to December 31, 1998...................  F-27
  Consolidated Statements of Members' Equity for the Years
    Ended December 31, 2000 and 1999 and the Period from
    April 16, 1998 (Inception) to December 31, 1998.........  F-28
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000 and 1999 and the Period from April 16,
    1998 (Inception) to December 31, 1998...................  F-29
  Notes to Consolidated Financial Statements................  F-30

Beacon Capital Strategic Partners, L.P.
  Report of Independent Auditors............................  F-33
  Balance Sheets as of December 31, 2000 and 1999...........  F-34
  Statements of Operations for the Year Ended December 31,
    2000 and the Period from October 1, 1999 (Inception) to
    December 31, 1999.......................................  F-35
  Statements of Partners' Equity (Deficit) for the Year
    Ended December 31, 2000 and the Period from October 1,
    1999 (Inception) to December 31, 1999...................  F-36
  Statements of Cash Flows for the Year Ended December 31,
    2000 and the Period from October 1, 1999 (Inception) to
    December 31, 1999.......................................  F-37
  Notes to Financial Statements.............................  F-38

Financial Statement Schedules
  Beacon Capital Partners, Inc.
    Schedule III--Real Estate and Accumulated
    Depreciation............................................   S-1
  Beacon/PW Kendall LLC
    Schedule III--Real Estate and Accumulated
    Depreciation............................................   S-2
  Beacon Capital Strategic Partners, L.P.
    Schedule III--Real Estate and Accumulated
     Depreciation...........................................   S-3

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Beacon Capital Partners, Inc.

    We have audited the accompanying consolidated balance sheets of Beacon Capital Partners, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period from January 21, 1998 (inception) to December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Capital Partners, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from January 21, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          [LOGO]

Boston, Massachusetts
January 24, 2001

                         BEACON CAPITAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
ASSETS
Real Estate:
  Land......................................................  $  35,264   $  52,182
  Buildings, improvements and equipment.....................    228,764     216,967
                                                              ---------   ---------
                                                                264,028     269,149
  Less accumulated depreciation.............................     12,607       7,025
                                                              ---------   ---------
                                                                251,421     262,124

Deferred financing and leasing costs, net of accumulated
  amortization of $1,421 and $434, respectively.............      4,396       3,085
Cash and cash equivalents...................................     83,821      76,927
Restricted cash.............................................        366       1,203
Accounts receivable, net....................................      4,262       3,393
Deferred rent receivable....................................      2,222         783
Other assets................................................      1,504       1,905
Investments in partnership, joint ventures and
  corporations..............................................     55,274     163,677
                                                              ---------   ---------
      Total assets..........................................  $ 403,266   $ 513,097
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................  $  30,797   $  31,172
  Note payable--interim financing...........................     97,830     122,500
  Accounts payable and accrued expenses.....................     17,205      15,209
                                                              ---------   ---------
      Total liabilities.....................................    145,832     168,881
                                                              ---------   ---------
Commitments and contingencies...............................         --          --

Minority interest in consolidated partnership...............      2,544      43,639
                                                              ---------   ---------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares
    authorized, none issued or outstanding..................         --          --
  Excess stock; $.01 par value, 250,000,000 shares
    authorized, none issued or outstanding..................         --          --
  Common stock; $.01 par value, 500,000,000 shares
    authorized, 21,730,888 and 20,973,932 shares issued and
    outstanding, respectively...............................        217         210
  Additional paid-in capital................................    412,414     389,520
  Cumulative net income.....................................     95,843      12,019
  Cumulative dividends......................................   (251,827)   (101,172)
  Unrealized loss on marketable equity securities...........     (1,757)         --
                                                              ---------   ---------
      Total stockholders' equity............................    254,890     300,577
                                                              ---------   ---------
      Total liabilities and stockholders' equity............  $ 403,266   $ 513,097
                                                              =========   =========

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                        FOR THE PERIOD
                                                                                             FROM
                                                                                       JANUARY 21, 1998
                                                  YEAR ENDED          YEAR ENDED        (INCEPTION) TO
                                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                               -----------------   -----------------   -----------------
Revenues:
  Rental income..............................       $35,634             $23,339              $10,643
  Reimbursement of operating expenses and
    real estate taxes........................         1,267               2,199                1,721
  Equity in earnings of partnership and joint
    ventures.................................         6,106               4,819                3,203
  Interest and dividend income, including
    affiliated interest of $1,462 in 1998....         5,607               6,620               10,736
  Other income...............................         3,908               1,620                  233
                                                    -------             -------              -------
      Total revenues.........................        52,522              38,597               26,536
                                                    -------             -------              -------
Expenses:
  Property operating.........................        10,103               6,320                3,366
  Real estate taxes..........................         5,282               4,720                1,863
  General and administrative.................        11,058               9,723                8,419
  Affiliate formation expenses...............         2,054               3,977                   --
  Interest expense...........................         3,735               2,713                  906
  Depreciation and amortization..............         8,434               6,605                2,210
                                                    -------             -------              -------
      Total expenses.........................        40,666              34,058               16,764
                                                    -------             -------              -------
Income before gains on sales of real estate,
  minority interest and extraordinary
  items......................................        11,856               4,539                9,772
Gains on sales of real estate................        85,521                  --                   --
                                                    -------             -------              -------
Income before minority interest and
  extraordinary items........................        97,377               4,539                9,772
Minority interest in consolidated
  partnership................................        (8,979)               (527)                (718)
                                                    -------             -------              -------
Income before extraordinary items............        88,398               4,012                9,054
Extraordinary items, net of minority
  interest...................................        (4,574)             (1,047)                  --
                                                    -------             -------              -------
      Net income.............................       $83,824             $ 2,965              $ 9,054
                                                    =======             =======              =======
Income before extraordinary items per common
  share-basic and diluted....................       $  4.25             $  0.19              $  0.44
Extraordinary items per common share-basic
  and diluted................................         (0.22)              (0.05)                  --
                                                    -------             -------              -------
Net income per common share-basic and
  diluted....................................       $  4.03             $  0.14              $  0.44
                                                    =======             =======              =======
Weighted average number of common shares
  outstanding (in thousands).................        20,817              20,974               20,766
                                                    =======             =======              =======

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
               JANUARY 21, 1998 (INCEPTION) TO DECEMBER 31, 1998

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                            ACCUMULATED
                                                    ADDITIONAL   CUMULATIVE                    OTHER
                            NUMBER OF     COMMON     PAID-IN        NET       CUMULATIVE   COMPREHENSIVE
                              SHARES      STOCK      CAPITAL       INCOME     DIVIDENDS    INCOME (LOSS)    TOTAL
                            ----------   --------   ----------   ----------   ----------   -------------   --------
Issuance of common stock,
  net.....................  20,973,932     $210      $389,520      $    --    $      --      $      --     $389,730
Net income................          --       --            --        9,054           --             --        9,054
Dividends declared
  ($.48/share)............          --       --            --           --      (10,068)            --      (10,068)
                            ----------     ----      --------      -------    ---------      ---------     --------
Balance at December 31,
  1998....................  20,973,932      210       389,520        9,054      (10,068)            --      388,716

Net income................          --       --            --        2,965           --             --        2,965
Dividends declared
  ($4.34/share)...........          --       --            --           --      (91,104)            --      (91,104)
                            ----------     ----      --------      -------    ---------      ---------     --------
Balance at December 31,
  1999....................  20,973,932      210       389,520       12,019     (101,172)            --      300,577

Repurchase of common
  stock, net..............  (1,771,340)     (18)      (13,125)          --           --             --      (13,143)
Issuance of common stock,
  net.....................   2,528,296       25        36,019           --           --             --       36,044
Net income................          --       --            --       83,824           --             --       83,824
Unrealized holding losses
  on available for sale
  securities..............          --       --            --           --           --         (3,612)      (3,612)
Reclassification
  adjustment for losses
  included in net
  income..................          --       --            --           --           --          1,855        1,855
                            ----------     ----      --------      -------    ---------      ---------     --------
Other comprehensive income
  (loss)..................          --       --            --           --           --         (1,757)      (1,757)
                            ----------     ----      --------      -------    ---------      ---------     --------
Comprehensive income......          --       --            --           --           --             --       82,067
Dividends declared
  ($7.09/share)...........          --       --            --           --     (150,655)            --     (150,655)
                            ----------     ----      --------      -------    ---------      ---------     --------
Balance at December 31,
  2000....................  21,730,888     $217      $412,414      $95,843    $(251,827)     $  (1,757)    $254,890
                            ==========     ====      ========      =======    =========      =========     ========

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                                 FOR THE PERIOD FROM
                                                                                                  JANUARY 21, 1998
                                                            YEAR ENDED          YEAR ENDED         (INCEPTION) TO
                                                         DECEMBER 31, 2000   DECEMBER 31, 1999    DECEMBER 31, 1998
                                                         -----------------   -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................      $  83,824           $   2,965            $   9,054
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation.......................................          6,730               4,857                2,168
    Amortization, net of capitalized amortization of
      $91 in 1999......................................          1,704               1,748                   42
    Extraordinary items, net of minority interest......          4,574               1,047                   --
    Gains on sales of real estate......................        (85,521)                 --                   --
    Equity in earnings of partnership and joint
      ventures.........................................         (6,106)             (4,819)              (3,203)
    Distributions from partnership and joint venture...          9,403               6,000                  900
    Gains on investments, net..........................         (2,455)                 --                   --
    Minority interest in consolidated partnership......          8,979                 527                  718
  Increase (decrease) in cash arising from changes in
    operating assets and liabilities:
    Restricted cash....................................            837                (506)                (697)
    Accounts receivable................................           (869)               (929)              (2,464)
    Deferred rent receivable...........................         (1,439)               (550)                (233)
    Other assets.......................................         (4,805)             (1,036)                (641)
    Accounts payable and accrued expenses..............          1,996               7,867                7,341
                                                             ---------           ---------            ---------
      Net cash provided by operating activities........         16,852              17,171               12,985
                                                             ---------           ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements......        (70,408)            (52,213)            (143,855)
  Proceeds from sales of real estate...................        101,851                  --                   --
  Payment of deferred leasing costs....................         (2,642)             (2,060)                (353)
  Investments in partnership, joint ventures and
    corporations.......................................        (29,853)            (74,722)             (87,833)
  Distributions from partnership and joint venture.....        112,619                  --                   --
  Funding of mortgage note receivable..................             --             (45,000)                  --
  Repayment of mortgage note receivable................             --              45,000                   --
  Investment in 233 Fremont Street.....................             --             (34,889)                  --
  Proceeds from transfer of investment in
    233 Fremont Street to an affiliate.................             --              34,889                   --
  Purchase of Wyndham stock............................             --            (102,874)                  --
                                                             ---------           ---------            ---------
      Net cash provided (used) by investing
        activities.....................................        111,567            (231,869)            (232,041)
                                                             ---------           ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage note..........................              1              12,500                   --
  Repayments on mortgage notes.........................           (376)             (2,898)                (152)
  Proceeds from note payable--interim financing........          7,500             122,500                   --
  Repayment on note payable--interim financing.........        (32,170)                 --                   --
  Payment of deferred financing costs..................           (295)             (3,544)                (103)
  Proceeds from loans payable--affiliate...............             --                  --                3,560
  Payment of loans payable--affiliate..................             --                  --               (3,560)
  Sale of Operating Partnership units..................             --                  --                4,228
  Sale of common stock.................................             --                  --              417,871
  Offering costs.......................................             --                  --              (28,141)
  Repurchase of common stock...........................        (13,143)                 --                   --
  Distribution payments to minority interests..........         (9,637)             (1,321)                  --
  Dividend payments to stockholders....................        (73,405)            (10,259)                  --
                                                             ---------           ---------            ---------
      Net cash (used) provided by financing
        activities.....................................       (121,525)            116,978              393,703
                                                             ---------           ---------            ---------
Net increase (decrease) in cash and cash equivalents...          6,894             (97,720)             174,647
Cash and cash equivalents, beginning of period.........         76,927             174,647                   --
                                                             ---------           ---------            ---------
Cash and cash equivalents, end of period...............      $  83,821           $  76,927            $ 174,647
                                                             =========           =========            =========

                         BEACON CAPITAL PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

                                                                                                 FOR THE PERIOD FROM
                                                                                                  JANUARY 21, 1998
                                                            YEAR ENDED          YEAR ENDED         (INCEPTION) TO
                                                         DECEMBER 31, 2000   DECEMBER 31, 1999    DECEMBER 31, 1998
                                                         -----------------   -----------------   -------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Issuance of Operating Partnership units to acquire
  property.............................................      $      --           $      --            $  51,359
Assumption of mortgage debt to acquire property........             --                  --               21,722
Distribution of Wyndham stock to minority interests....            564              11,961                   --
Dividend of Wyndham stock to stockholders..............         54,392              90,913                   --
Distribution of Cypress stock to minority interests....          2,073                  --                   --
Dividend of Cypress stock to stockholders..............         15,793                  --                   --
Distribution of CO Space stock to minority interests...            928                  --                   --
Dividend of CO Space stock to stockholders.............          7,065                  --                   --
Conversion of Operating Partnership units to common
  stock................................................         36,044                  --                   --
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest, net of capitalized interest of
  $8,697, $3,126 and $0, respectively..................      $   3,763           $   1,970            $     742

SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

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

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole general partner of, and, as of December 31, 2000, holds approximately 99% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in the accompanying consolidated financial statements. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

    The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of BCP and its majority-owned subsidiary, Beacon Capital Partners, L.P. BCP consolidates all wholly-owned subsidiaries and those majority-owned subsidiaries in which it exercises control. BCP uses the equity method of accounting for its investments and earnings in partnership, joint ventures and corporations in which BCP shares influence over, but does not control, operating and financial policy. BCP uses the cost method of accounting to account for its investments and earnings in entities in which BCP does not influence operating and financial policy. Losses in excess of investments are not recorded where BCP is under no legal obligation and has neither guaranteed nor intends to provide any future financial support to the respective investment. All significant intercompany transactions and balances have been eliminated in consolidation.

    Minority interest in consolidated partnership represents Operating Partnership units not held by BCP. On June 24, 1998, $51,359 in units were issued to Luddite Associates, an affiliate of The Prudential Insurance Company of America, in connection with the purchase of the property known as Technology Square and The Draper Building. On October 17, 2000, Luddite Associates converted its Operating Partnership units to common stock. As of December 31, 2000, $4,228 in units had been issued to Messrs. Leventhal's and Fortin's family trusts for cash.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    BCP is required to disclose the fair values of financial instruments for which it is practicable to estimate such fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2000 and 1999 and require varying degrees of management

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) judgment. The fair values of financial instruments presented may not be indicative of amounts BCP could realize on the disposition of the financial instruments.

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

INVESTMENTS IN MARKETABLE EQUITY SECURITIES

    Marketable equity securities are classified as available for sale and carried at fair value, with temporary unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 2000, the Company's investments in marketable equity securities were included in other assets and had a fair value of approximately $609 resulting in an unrealized loss in 2000 of approximately $3,612, of which $1,855 has been determined to be other than temporary and is reflected as a component of other income in the accompanying Consolidated Statements of Operations.

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

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Compensation attributable to the Company's management incentive plan will be reflected as an element of minority interest in consolidated partnership in future periods to the extent that allocations to management are made based upon the achievement of specified benchmarks.

EARNINGS PER COMMON SHARE

    The computation of earnings per common share is based upon the weighted average number of shares of common stock outstanding during the periods subsequent to the Offering. As BCP has no dilutive securities, there is no difference between basic and diluted earnings per share of common stock.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for years beginning after June 15, 2000. BCP has concluded that it is not currently a party to any derivatives, and, consequently, does not believe that the adoption of FAS 133 will have a material impact on BCP's financial position or results of operations.

3. REAL ESTATE SALES

    On April 19, 2000, the Company sold The Draper Building for $72,500. The Company recognized a gain on the sale of approximately $27,321. In September 2000, the Company commenced the sales of the Fort Point Place residential condominiums. As of December 31, 2000, 87 of the 120 units had been sold and the Company recognized a gain on the sales of approximately $133. Subsequent to December 31, 2000, the Company entered into an agreement to sell Technology Square. The Company expects to close on the sale in February 2001 and recognize a substantial gain on the transaction.

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS

    The investments in partnership, joint ventures and corporations represent the Company's interest in (i) a joint venture with PW Acquisitions IX, LLC, known as Beacon/PW Kendall LLC ("The Athenaeum Portfolio"), (ii) a joint venture with Mathilda Partners LLC ("Mathilda Research Centre"), (iii) a joint venture with Mathilda Partners II LLC ("Mathilda Research Centre II"), (iv) a joint venture with HA L.L.C. ("Millennium Tower") and (v) an investment in Beacon Capital Strategic Partners, L.P. ("BCSP").

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) A reconciliation of the underlying net assets to the Company's carrying value of investments in partnership, joint ventures and corporations is as follows:

                                              THE      MATHILDA    MATHILDA
                                           ATHENAEUM   RESEARCH    RESEARCH    MILLENNIUM
                                           PORTFOLIO    CENTRE    CENTRE II      TOWER        BCSP      TOTAL
                                           ---------   --------   ----------   ----------   --------   --------
Operating Partnership equity interest
  (including accumulated earnings, net
  of distributions).....................    $   221    $17,868      $10,628     $19,000     $ 1,845    $49,562
Other costs.............................         --      2,535          115       3,012          50      5,712
                                            -------    -------      -------     -------     -------    -------
Carrying value of investments in
  partnership, joint ventures and
  corporations at December 31, 2000.....    $   221    $20,403      $10,743     $22,012     $ 1,895    $55,274
                                            =======    =======      =======     =======     =======    =======
Equity in earnings of partnership and
  joint ventures
  Year Ended December 31, 2000..........    $ 2,011    $   745      $    --     $    --     $ 3,350    $ 6,106
  Year Ended December 31, 1999..........      4,836         --           --          --         (17)     4,819
  Period Ended December 31, 1998........      3,203         --           --          --          --      3,203
Operating Partnership share of gains on
  sales of real estate
  Year Ended December 31, 2000..........    $32,393    $    --      $    --     $    --     $25,674    $58,067
  Year Ended December 31, 1999..........         --         --           --          --          --         --
  Period Ended December 31, 1998........         --         --           --          --          --         --
Operating Partnership share of
  extraordinary items
  Year Ended December 31, 2000..........    $(5,149)   $    --      $    --     $    --     $   (25)   $(5,174)
  Year Ended December 31, 1999..........         --         --           --          --          --         --
  Period Ended December 31, 1998........         --         --           --          --          --         --

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

    On April 14, 2000, The Athenaeum Portfolio was refinanced and the joint venture distributed refinancing proceeds in the amount of $90,700. The previous mortgage was treated as extinguished and an extraordinary loss of approximately $10,298 was incurred for the write-off of related transaction costs and unamortized deferred financing costs. The Company's share of the distribution and extraordinary loss was approximately $45,350 and $5,149, respectively. On June 7, 2000, the joint venture sold some of the assets in The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) for $68,000 and recorded a gain on the sale of approximately $25,228. Simultaneously with the sale, the debt was paid down by $50,940 and the joint venture distributed $16,000 to its members. The Company's share of the gain on

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) the sale and distribution were approximately $12,614 and $8,000, respectively. On December 28, 2000, the joint venture sold the remaining assets in The Athenaeum Portfolio for $191,900 and the buyer assumed the outstanding debt. The joint venture recorded a gain on the sale of approximately $39,637 and distributed $68,200 of the sale proceeds to its members. The Company's share of the gain on the sale and distribution was approximately $19,818 and $34,100, respectively.

    Summarized financial information for this joint venture follows:

                                                                                        FOR THE PERIOD FROM
                                                                                          APRIL 16, 1998
                                                 YEAR ENDED           YEAR ENDED          (INCEPTION) TO
                                              DECEMBER 31, 2000    DECEMBER 31, 1999     DECEMBER 31, 1998
                                              -----------------   -------------------   -------------------
Total revenues..............................      $ 29,295             $ 30,543               $ 19,130
Total expenses..............................        25,274               20,871                 16,658
                                                  --------             --------               --------
Income before gains on sales of real estate
  and extraordinary item....................         4,021                9,672                  2,472
Gains on sales of real estate...............        64,865                   --                     --
                                                  --------             --------               --------
Income before extraordinary item............        68,886                9,672                  2,472
Extraordinary item..........................       (10,298)                  --                     --
                                                  --------             --------               --------
Net income..................................      $ 58,588             $  9,672               $  2,472
                                                  ========             ========               ========
Net income
  Company's share of income.................      $ 29,294             $  4,836               $  1,184
  Other member's share of income............        29,294                4,836                  1,288
                                                  --------             --------               --------
                                                  $ 58,588             $  9,672               $  2,472
                                                  ========             ========               ========

    The Company's gains on sales of real estate in 2000 also included the write-off of unamortized investment costs of approximately $39 and equity in earnings in 1998 also included intercompany interest income of $2,019.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Real estate and equipment, net..............................   $   --    $191,378
Cash and cash equivalents...................................    1,956       5,030
Other assets................................................      346       2,127
                                                               ------    --------
Total assets................................................   $2,302    $198,535
                                                               ======    ========

Mortgage note payable.......................................   $   --    $ 68,280
Accounts payable and accrued expenses.......................    1,762       4,892
                                                               ------    --------
Total liabilities...........................................    1,762      73,172
                                                               ------    --------
Minority interest...........................................       (6)          5
                                                               ------    --------
Members' equity
  Company's share of equity.................................      221      62,627
  Other member's share of equity............................      325      62,731
                                                               ------    --------
Total members' equity.......................................      546     125,358
                                                               ------    --------
Total liabilities and members' equity.......................   $2,302    $198,535
                                                               ======    ========

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, California, on which it is developing Mathilda Research Centre. The first building (approximately 144,000 square feet) was completed in June 2000 and is currently 100% occupied by Juniper Networks, Inc. ("Juniper Networks"). The estimated cost of the 267,000 square foot development is approximately $64,000. The joint venture has obtained a $44,000 construction loan from an institutional lender to finance the development, and the balance of the development costs will be funded by equity contributions from the venturers. As of December 31, 2000, the venturers have funded equity contributions of $20,000, of which the Company's portion was $17,500.

MATHILDA RESEARCH CENTRE II

    On August 9, 2000, the Company entered into a joint venture agreement with Mathilda Partners II LLC, an affiliate of Menlo Equities, a California based developer, to develop an additional phase of Mathilda Research Centre in Sunnyvale, California, also for Juniper Networks. The Company and Mathilda Partners II LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 30, 2000, the joint venture acquired
1220 N. Mathilda Avenue in Sunnyvale, California on which it will develop the additional phase of Mathilda Research Centre. The estimated cost of the 158,000 square foot building is approximately $40,650. The project will be funded from equity contributions of approximately $8,040, of which the Company's portion will be approximately $7,035, and a $32,610 construction loan from an institutional lender. As of December 31, 2000, the members had funded equity contributions of approximately $12,146, of which the Company's portion was approximately $10,628. In January 2001, the joint venture distributed loan proceeds to its members that reduced the equity contributions to approximately $8,803, of which the Company's portion was approximately $7,703. The Company expects an additional distribution of approximately $668 from loan proceeds when certain conditions are met.

MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate company, to develop a 20-story office/retail and residential tower in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land was contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company agreed to fund the first $19,000 of cash requirements for the venture. As of December 31, 2000, the Company has funded its total commitment of $19,000. The joint venture has obtained a $45,000 construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the project is $72,000, including the value of the land.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED)
    The Company's residential portion of this investment is held by BCP Millennium Residential, Inc., a Massachusetts corporation ("BCP Millennium Residential"). The voting common stock of BCP Millennium Residential is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns approximately 99% of the economic interests in BCP Millennium Residential. For financial statement presentation purposes, the Company consolidates
BCP Millennium Residential.

BCSP

    On October 1, 1999, the Company completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners LLC, the Company's wholly-owned subsidiary, is the General Partner. Subsequent to October 1, 1999, the Company completed additional closings and as of March 28, 2000 (the BCSP final closing date), equity commitments totaled $287,500, of which the Company's equity commitment was $57,500. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. For a period of up to two years from October 1, 1999, BCSP will be the Company's exclusive real estate investment vehicle. As of December 31, 2000, the Company has funded approximately $3,200 of its committed investment. In connection with the formation of BCSP, for the years ended December 31, 2000 and 1999, the Company incurred affiliate formation expenses of approximately $2,054 and $3,977, respectively. The expenses consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP.

    On March 17, 2000, BCSP obtained a $137,500 secured revolving credit facility. On June 14, 2000, BCSP sold 233 Fremont Street, a property located in San Francisco, California that is currently undergoing redevelopment. The property was sold for approximately $145,894, including approximately $15,894 held in escrow pending completion of the property's redevelopment. BCSP will continue to oversee the redevelopment and the buyer will fund the remaining redevelopment costs. The redevelopment is scheduled to be completed in the first quarter of 2001. As of December 31, 2000, BCSP recognized a gain on the sale of approximately $71,643. Pursuant to the applicable accounting rules, an additional gain estimated at approximately $7,960 has been deferred and is expected to be realized in 2001. On June 28, 2000, BCSP distributed $70,000 of the sale proceeds. The Company's share of the recognized gain on the sale and distribution was approximately $25,736 and $25,169, respectively.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) Summarized information for this partnership follows:

                                                                             FOR THE PERIOD
                                                                             OCTOBER 1, 1999
                                                               YEAR ENDED    (INCEPTION) TO
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------   ---------------
Total revenues..............................................    $  1,999        $      6
Total expenses..............................................       4,072              72
                                                                --------        --------
Loss before gain on sale of real estate and extraordinary
  item......................................................      (2,073)            (66)
Gain on sale of real estate.................................      71,643              --
                                                                --------        --------
Income (loss) before extraordinary item.....................      69,570             (66)
Extraordinary item..........................................         (71)             --
                                                                --------        --------
Net income (loss)...........................................    $ 69,499        $    (66)
                                                                ========        ========
Net income (loss)
  Company's share of income (loss)..........................    $ 29,061        $    (17)
  Other partners' share of income (loss)....................      40,438             (49)
                                                                --------        --------
                                                                $ 69,499        $    (66)
                                                                ========        ========

    The Company's gains on sales of real estate in 2000 also included the write-off of unamortized investment costs of approximately $62.

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              ----------   ------------
Real estate and equipment, net..............................   $ 71,922      $ 40,285
Cash and cash equivalents...................................     17,953           291
Other assets................................................      6,951           136
                                                               --------      --------
Total assets................................................   $ 96,826      $ 40,712
                                                               ========      ========
Credit facility.............................................     57,500        40,180
Note payable................................................      4,567            --
Accounts payable and accrued expenses.......................     25,479         1,598
                                                               --------      --------
Total liabilities...........................................     87,546        41,778
                                                               --------      --------
Partners' equity (deficit)
  Company's share of equity (deficit).......................      1,493          (445)
  Other partners' share of equity (deficit).................      7,787          (621)
                                                               --------      --------
Total partners' equity (deficit)............................      9,280        (1,066)
                                                               --------      --------
Total liabilities and partners' equity (deficit)............   $ 96,826      $ 40,712
                                                               ========      ========

    The Company's equity interest at December 31, 2000 and 1999 included unamortized offering costs of approximately $352 and $428, respectively.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

5. OTHER INVESTMENTS

CYPRESS COMMUNICATIONS, INC.

    On September 8, 1998 and October 8, 1999, the Company invested an aggregate of $11,000 to acquire preferred stock in Cypress Communications, Inc. ("Cypress"), representing a 9.5% fully diluted ownership position. Cypress provides bundled communications services to tenants in multi-tenant commercial buildings. Prior to January 5, 2000, the investment was held by both the Operating Partnership and Tenant Communications, Inc., a Massachusetts corporation ("Tenant Communications"). On January 5, 2000, the Company distributed all of its preferred stock of Cypress (held by the Operating Partnership and Tenant Communications), valued at approximately $0.75 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "Cypress Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed its interest in the Cypress Voting Trust to its stockholders and unitholders. The distribution was recorded by the Company at the estimated fair value of the Cypress preferred stock as of the date of distribution, which resulted in a gain in the amount of approximately $6,405. This gain is reflected as a component of other income in the accompanying Consolidated Statements of Operations. On February 10, 2000, Cypress successfully completed its initial public offering. At the IPO, each share of preferred stock split into 4.5 shares of common stock. The Cypress common stock held in the Cypress Voting Trust is subject to certain terms and conditions, including limitations on transferability.

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

233 FREMONT STREET

    On June 30, 1999, the Company acquired 233 Fremont Street, a 299,000 square foot building located in the South Financial District of San Francisco, California. The purchase price was $33,500. On October 25, 1999, this investment was transferred to an affiliate of the Company, BCSP. The Company was reimbursed for all costs associated with the acquisition, redevelopment, and carrying of the property.

WYNDHAM INTERNATIONAL, INC.

    On June 30, 1999, the Company purchased 1,050,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") of Wyndham
International, Inc. ("Wyndham") at a net price of approximately $102,874. Simultaneously with this transaction, the Company transferred all of these shares of Series B Preferred to a voting trust (the "Wyndham Voting Trust") (the trustee of which is a subsidiary of BCP) and declared and paid a dividend of approximately $4.34 per share of common stock of BCP and a distribution of approximately $4.34 per operating partnership unit of the Operating Partnership. The aggregate value

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

5. OTHER INVESTMENTS (CONTINUED)
of the dividend and distribution was approximately $103,064 and primarily consisted of the Company's interest in shares of the Series B Preferred, subject to the Wyndham Voting Trust. Stockholders not able to receive such interests received cash of equivalent value. Subsequent to June 30, 1999, the Company purchased 120,409.3061 Wyndham Voting Trust interests (which represent 120,409.3061 shares of Series B Preferred) at an aggregate price of approximately $11,419.

    On July 1, 1999, the Company purchased 450,000 shares of Series B Preferred at a net price of approximately $44,055. On October 29, 1999, the Company transferred 244,340 of these shares of Series B Preferred to Beacon Lodging, Inc., a Massachusetts corporation ("Beacon Lodging"). The voting common stock of Beacon Lodging is controlled by Messrs. Leventhal and Fortin. The Operating Partnership owns 99% of the economic interests in Beacon Lodging. For financial statement presentation purposes, the Company consolidates Beacon Lodging. On December 9, 1999, Wyndham completed a rights offering to its current common shareholders and redeemed 8,398.818 shares of Series B Preferred held by the Company at a price of approximately $857.

    Wyndham's annual dividend on the Series B Preferred is 9.75%, paid quarterly, partially in cash and partially in paid-in-kind shares. On
November 2, 2000, the Company declared a dividend and distribution of all of its Wyndham Voting Trust interests and remaining Series B Preferred (607,382.0251 shares of Series B Preferred, which includes 45,371.537 paid-in-kind shares) to its shareholders and unitholders. This dividend and distribution valued at approximately $2.50 per share of common stock of BCP and approximately
$2.50 per operating partnership unit of the Operating Partnership resulted in a loss in the amount of approximately $743. This loss is reflected as a component of other income in the accompanying Consolidated Statements of Operations. The shares are held in the Wyndham Voting Trust subject to the same terms and conditions as the shares held in the Wyndham Voting Trust that was established in June 1999. The June 1999 dividend and distribution is referenced as "Series I" Interests and the November 2000 dividend and distribution is referenced as "Series II" Interests in the Wyndham Voting Trust.

CO SPACE, INC.

    On November 12, 1999, the Company invested $8,000 to acquire preferred stock in CO Space, Inc. ("CO Space") representing an approximate 18% fully diluted ownership position. CO Space provided co-location space for data storage, telecommunication carriers, and web-hosting applications. Prior to January 28, 2000, the investment was held by the Operating Partnership. On January 28, 2000, the Operating Partnership transferred 10% of its shares of CO Space (representing 100% of its voting interest) to Shared Communications
Spaces, Inc., a Massachusetts corporation ("Shared Communications"). On
March 24, 2000, the Company distributed all of its preferred stock of CO Space (held by the Operating Partnership and Shared Communications), valued at approximately $0.34 per share of common stock of BCP and operating partnership unit of the Operating Partnership to a voting trust (the "CO Space Voting Trust") (the trustee of which is a subsidiary of BCP), and then distributed its interest in the CO Space Voting Trust to its stockholders and unitholders. On June 20, 2000, CO Space was acquired by InterNAP Network Services Corporation ("InterNAP"). InterNAP was founded in 1996 and provides internet connectivity that is faster and more reliable than conventional internet services. In conjunction with the acquisition of CO Space by InterNAP, each share of preferred stock held in the CO Space Voting Trust was converted to one share of CO Space common stock. The shares of CO Space common stock were

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

5. OTHER INVESTMENTS (CONTINUED)
exchanged for shares of InterNAP common stock based upon a formula set forth in the definitive agreement. Each share of CO Space common stock which was equivalent to a unit in the CO Space Voting Trust was exchanged for .24488 shares of InterNAP common stock. The InterNAP common stock held in the CO Space Voting Trust is subject to certain terms and conditions, including limitations on transferability.

6. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignment of leases, total $30,797 at December 31, 2000. Mortgage notes payable with fixed interest rates ranging from 7.75% to 9.25% and maturities ranging from May 2002 to October 2022 total $18,296. Variable rate mortgage notes payable totaling $12,501 with current interest rates of 8.776% and 9.5% at December 31, 2000 mature in April 2002 and November 2003. The net book value of the mortgaged assets was approximately $79,828 at December 31, 2000. Future minimum principal payments due during the next five years and thereafter are as follows:

2001.......................................  $   372
2002.......................................   14,315
2003.......................................      415
2004.......................................    3,525
2005.......................................    8,791
Thereafter.................................    3,379
                                             -------
Total                                        $30,797
                                             =======

7. NOTE PAYABLE--INTERIM FINANCING

    On June 28, 1999, the Company obtained $100,000 of secured interim financing (the "Interim Financing") from Bankers Trust Company. On December 3, 1999, the Company executed an amendment to the Interim Financing that increased the loan amount to $130,000. In connection with the Interim Financing amendment, the Company recorded an extraordinary item of $1,047, net of minority interest, for the write-off of fees and costs to establish the original $100,000 loan. On April 19, 2000, The Draper Building was sold. The Draper Building was part of the collateral for the Interim Financing and as a condition of the property's release, on April 19, 2000, the Interim Financing was paid down by approximately $32,170. The Interim Financing matured in June 2000 and pursuant to the terms of the note, the Company exercised its option to extend the maturity date to June 2001. Outstanding balances under the Interim Financing bear interest at a rate spread over the base rate or Eurodollar rate, as applicable. The spread is based upon certain loan to value ratios. The Interim Financing requires monthly payments of interest only, is secured by mortgages and assignments of rents on certain properties and requires the Company's ongoing compliance with a number of financial and other covenants. At December 31, 2000, the outstanding balance of the Interim Financing was approximately $97,830, the interest rate was 9.155%

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

7. NOTE PAYABLE--INTERIM FINANCING (CONTINUED) and the net book value of the collateralized assets was approximately $130,350. Subsequent to December 31, 2000, the Company entered into an agreement to sell Technology Square. The sale would require the payoff of the Interim Financing.

8. STOCK INCENTIVE PLAN

    At inception, the Company adopted a Stock Incentive Plan, which authorizes the grant of options to purchase shares of common stock and other stock-based awards to the Company's executive officers, independent directors, employees and other key persons. In connection with the adoption of the Company's new management incentive plan in 2000, the executive officers of the Company surrendered all of their outstanding options and also forfeited their right to receive new grants under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Administrator").

    The maximum number of shares of common stock reserved and available for issuance under the Stock Incentive Plan is such aggregate number of shares as does not exceed the sum of (i) 12% of the outstanding equity interests in the Company (including common stock and units subject to redemption rights) as determined as of the final original offering closing date plus (ii) as of the last business day of each calendar quarter ending after the final original offering closing date, an additional positive number equal to 10% of any net increase of outstanding equity interests in the Company. As of December 31, 2000, 2,796,726 shares of common stock have been reserved.

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

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

8. STOCK INCENTIVE PLAN (CONTINUED)
    Changes in options outstanding under the Stock Incentive Plan during the period were as follows:

                                                       NUMBER OF       PER SHARE
                                                      SHARES UNDER      OPTION
                                                         OPTION      PRICE-AVERAGE
                                                      ------------   -------------
Granted at Initial Private Offering.................      649,500       $20.00
Granted March 20-December 31, 1998..................    1,730,250        19.96
                                                       ----------       ------

Shares under option at December 31, 1998............    2,379,750        19.97
Granted during 1999.................................       35,695         9.59
Cancelled during 1999...............................         (400)       20.00
                                                       ----------       ------
Shares under option at December 31, 1999............    2,415,045        19.82
Granted during 2000.................................       37,517        10.87
Cancelled during 2000...............................   (2,168,000)       20.00
                                                       ----------       ------
Shares under option at December 31, 2000............      284,562        17.25
                                                       ==========       ======

Options available for grant at end of period........    2,512,164
                                                       ==========

    Options granted in 2000 and 1999 were to directors of the Company at less than the current market value of the stock. Any difference between market value and the strike price of the option has been recognized in the current period as compensation expense.

    The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on the fair value at the date of grant.

    As required under SFAS No. 123, the following pro forma net income and net income per share presentations reflect the amortization of the option grant fair value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The following is the Company's pro forma information for the years ended
December 31, 2000 and 1999 and for the period from January 21, 1998 (Inception) to December 31, 1998:

                                                                  FOR THE PERIOD FROM
                               YEAR ENDED                           JANUARY 21, 1998
                              DECEMBER 31,       YEAR ENDED           (INCEPTION)
                                  2000        DECEMBER 31, 1999   TO DECEMBER 31, 1998
                              -------------   -----------------   --------------------
Pro forma net income........     $83,658           $2,965                $9,054
Pro forma net income per
  share--basic and
  diluted...................        4.02             0.14                  0.44

    Significant assumptions used in determining this value include a risk free interest rate of six percent, expected life of the options of five years, and a dividend rate of 10%.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

8. STOCK INCENTIVE PLAN (CONTINUED)
    The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures in future years as the period presented includes only two years of option grants under the Stock Incentive Plan.

9. MANAGEMENT INCENTIVE PLAN

    The Company's new management incentive plan contemplates that the Company's management will participate in all returns realized by the Company after specified benchmarks are achieved. This plan was ratified by the stockholders in May 2000 and was implemented through an amendment to the partnership agreement of the Operating Partnership. This amendment provides Beacon Capital Participation Plan, L.P. ("BCPP"), a partnership whose partners are all members of the Company's senior management, with incentive distributions from the Operating Partnership after defined investor return objectives are met. BCPP will distribute the incentive distributions received by it to its partners, in accordance with the terms of the BCPP Partnership Agreement.

    Under the amendment, BCPP does not receive any incentive distributions from the Operating Partnership until the partners of the Operating Partnership have received distributions equal to:

    - a cumulative, compounded annual return of 10% (the "Preferred Return") on the Invested Capital (as defined below) of the Operating Partnership outstanding from time to time, commencing from the date of the Company's original offering of common stock; and

    - a return of 100% of the Invested Capital, which is defined as the aggregate amount of the capital raised in the Company's offering of common stock, less shares repurchased, plus any capital contributions made by limited partners to the Operating Partnership, less all distributions from the Operating Partnership in excess of the Preferred Return.

Until this hurdle is achieved, all distributions from the Operating Partnership will be made PRO RATA to the partners of the Operating Partnership (including
BCPP) in accordance with their relative percentage interests. Currently, the Company and BCPP are the only partners in the Operating Partnership and their percentage interests (which correspond to their relative capital contributions to the Operating Partnership) are approximately 99% and 1%, respectively. Only after this hurdle had been achieved would BCPP receive incentive distributions from the Operating Partnership as follows:

    - first, 50% to the partners of the Operating Partnership (PRO RATA in accordance with percentage interests) and 50% to BCPP, until BCPP receives an amount equal to 20% of all distributions made to the partners of the Operating Partnership to date other than distributions of Invested Capital described above; and

    - thereafter, 80% to the partners of the Operating Partnership (PRO RATA in accordance with percentage interests) and 20% to BCPP.

    For purposes of calculating the incentive distributions due to management, the Company has agreed to treat the stock purchased by the Operating Partnership and subsequently distributed to the Company's stockholders subject to the terms of various voting trusts as if such stock was distributed pro rata to the partners of the Operating Partnership, at the times those shares (or the property into which such shares

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

9. MANAGEMENT INCENTIVE PLAN (CONTINUED) may be converted) are deemed distributed from the voting trusts to the beneficial holders of the shares (generally based on the value of such stock). BCPP's share of distributions paid by the Operating Partnership is then increased so that BCPP receives 50% or 20% (as applicable) of the sum of the distributions of the Operating Partnership plus the distributions of the voting trusts.

10. LEASES

    Minimum future rentals under operating leases in effect at December 31, 2000, excluding rents attributable to Technology Square, which subsequent to December 31, 2000, the Company entered into an agreement to sell, are summarized as follows:

2001......................................  $ 18,227
2002......................................    16,771
2003......................................    11,621
2004......................................     8,906
2005......................................     6,519
Thereafter................................     6,083
                                            --------
Total.....................................  $ 68,127
                                            ========

    Terms of leases range from one to fifteen years and in certain cases provide for operating expense reimbursement, real estate tax escalations and increases in minimum rents. The net book value of property on lease, excluding Technology Square, was $102,874 at December 31, 2000.

11. RENTAL EXPENSE

    The Company leases office space under operating leases which expire on March 31, 2003 and June 30, 2003. Rental expense under the leases was $788, $755 and $523 for the years and period ended December 31, 2000, 1999 and 1998, respectively. Future minimum payments through the lease expiration dates will be $1,715.

                         BEACON CAPITAL PARTNERS, INC.

                               DECEMBER 31, 2000

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited quarterly results of operations of the Company for the years ended December 31, 2000 and 1999, respectively.

                                                                             2000
                                                         --------------------------------------------
                                                          FIRST         SECOND     THIRD      FOURTH
                                                         QUARTER       QUARTER    QUARTER    QUARTER
                                                         --------      --------   --------   --------
Revenues...............................................  $19,549       $12,382    $12,198    $ 8,393
Income (loss) before gains on sales of real estate,
  minority interest and extraordinary items............    7,560 (a)     3,065      2,779     (1,548)
Gains on sales of real estate..........................       --        58,537      2,979     24,005
Income before minority interest and extraordinary
  items................................................    7,560        61,602      5,758     22,457
Extraordinary items, net of minority interest..........      (12)       (4,562)        --         --
Net income.............................................    6,671        49,891      5,048     22,214
Income per common share--basic and diluted.............     0.32          2.38       0.26       1.02

                                                                                1999
                                                            --------------------------------------------
                                                             FIRST         SECOND     THIRD      FOURTH
                                                            QUARTER       QUARTER    QUARTER    QUARTER
                                                            --------      --------   --------   --------
Revenues..................................................   $9,445        $9,611     $8,721    $10,820
Income (loss) before minority interest and extraordinary
  item....................................................    2,875         3,429        676     (2,441)(b)
Extraordinary item, net of minority interest..............       --            --         --     (1,047)
Net income (loss).........................................    2,541         3,031        598     (3,205)
Income (loss) per common share--basic and diluted.........     0.12          0.14       0.03      (0.15)

------------------------

(a) Includes affiliate formation expenses of $2,054.

(b) Includes affiliate formation expenses of $3,977.

                         REPORT OF INDEPENDENT AUDITORS

To the Members of Beacon/PW Kendall LLC

    We have audited the accompanying consolidated balance sheets of Beacon/PW Kendall LLC as of December 31, 2000 and 1999 and the related consolidated statements of operations, members' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from April 16, 1998 (inception) to December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon/PW Kendall LLC at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from April 16, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          [LOGO]

Boston, Massachusetts
January 24, 2001

                             BEACON/PW KENDALL LLC

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Real Estate
  Land......................................................  $     --   $ 35,773
  Buildings, improvements and equipment.....................        --    162,335
                                                              --------   --------
                                                                    --    198,108
  Less accumulated depreciation.............................        --      6,730
                                                              --------   --------
                                                                    --    191,378
Deferred financing and leasing costs, net of accumulated
  amortization of $0 and $108, respectively.................        --        612
Cash and cash equivalents...................................       798      2,309
Restricted cash.............................................     1,158      2,721
Accounts receivable, net....................................       346      1,366
Other assets................................................        --        149
                                                              --------   --------
    Total assets............................................  $  2,302   $198,535
                                                              ========   ========
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
  Mortgage note payable.....................................  $     --   $ 68,280
  Accounts payable and accrued expenses.....................     1,762      4,892
                                                              --------   --------
    Total liabilities.......................................     1,762     73,172
                                                              --------   --------
Commitments and contingencies...............................        --         --

Minority interest...........................................        (6)         5
                                                              --------   --------
Members' equity:
  Members' equity (deficit).................................   (70,186)   113,214
  Cumulative net income.....................................    70,732     12,144
                                                              --------   --------
    Total members' equity...................................       546    125,358
                                                              --------   --------
    Total liabilities and members' equity...................  $  2,302   $198,535
                                                              ========   ========

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                                      FOR THE PERIOD
                                                       YEAR ENDED     YEAR ENDED    FROM APRIL 16, 1998
                                                      DECEMBER 31,   DECEMBER 31,     (INCEPTION) TO
                                                          2000           1999        DECEMBER 31, 1998
                                                      ------------   ------------   -------------------
Revenues:
  Rental income.....................................    $ 21,293        $21,760           $13,368
  Reimbursement of operating expenses and real
    estate taxes....................................       7,068          7,538             4,997
  Interest and other income.........................         934          1,245               765
                                                        --------        -------           -------
    Total revenues..................................      29,295         30,543            19,130
                                                        --------        -------           -------
Expenses:
  Property operating................................       6,119          6,442             3,990
  Real estate taxes.................................       3,933          4,349             2,559
  Interest expense, including affiliated interest of
    $3,481 in 1998..................................      10,324          5,912             7,434
  Depreciation and amortization.....................       4,898          4,168             2,675
                                                        --------        -------           -------
    Total expenses..................................      25,274         20,871            16,658
                                                        --------        -------           -------
Income before gains on sales of real estate and
  extraordinary item................................       4,021          9,672             2,472
Gains on sales of real estate.......................      64,865             --                --
                                                        --------        -------           -------
Income before extraordinary item....................      68,886          9,672             2,472
Extraordinary item..................................     (10,298)            --                --
                                                        --------        -------           -------
    Net income......................................    $ 58,588        $ 9,672           $ 2,472
                                                        ========        =======           =======

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD FROM APRIL 16,
                                1998 (INCEPTION)
                              TO DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                                                 PW
                                                           BEACON CAPITAL   ACQUISITIONS
                                                           PARTNERS, L.P.     IX, LLC        TOTAL
                                                           --------------   ------------   ---------
Contribution of members' equity..........................     $63,507         $63,507      $ 127,014
Net income...............................................       1,184           1,288          2,472
Distributions............................................        (900)           (900)        (1,800)
                                                              -------         -------      ---------
Balance at December 31, 1998.............................      63,791          63,895        127,686
Net income...............................................       4,836           4,836          9,672
Distributions............................................      (6,000)         (6,000)       (12,000)
                                                              -------         -------      ---------
Balance at December 31, 1999.............................      62,627          62,731        125,358
Net income...............................................      29,294          29,294         58,588
Distributions............................................     (91,700)        (91,700)      (183,400)
                                                              -------         -------      ---------
Balance at December 31, 2000.............................     $   221         $   325      $     546
                                                              =======         =======      =========

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                      FOR THE PERIOD
                                                       YEAR ENDED     YEAR ENDED    FROM APRIL 16, 1998
                                                      DECEMBER 31,   DECEMBER 31,     (INCEPTION) TO
                                                          2000           1999        DECEMBER 31, 1998
                                                      ------------   ------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................    $  58,588      $  9,672          $   2,472
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation....................................        3,832         4,062              2,668
    Amortization....................................        1,066           106                  7
    Extraordinary item..............................       10,298            --                 --
    Gains on sales of real estate...................      (64,865)           --                 --
  Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
    Restricted cash.................................        1,563         1,770             (4,491)
    Accounts receivable.............................        1,163           583             (1,949)
    Other assets....................................          (57)          (33)              (116)
    Accounts payable and accrued expenses...........       (3,130)        1,007              3,885
                                                        ---------      --------          ---------
      Net cash provided by operating activities.....        8,458        17,167              2,476
                                                        ---------      --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements...         (430)       (2,292)          (126,698)
  Payment of deferred leasing costs.................         (662)         (466)              (228)
  Proceeds from sales of real estate................      132,183            --                 --
                                                        ---------      --------          ---------
      Net cash provided (used) by investing
        activities..................................      131,091        (2,758)          (126,926)
                                                        ---------      --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from Beacon Capital Partners, L.P........           --            --            117,014
  Repayment of advances from Beacon Capital
    Partners, L.P...................................           --            --           (117,014)
  Proceeds from mortgage note.......................      175,000            --                 --
  Repayments on mortgage note.......................     (119,220)         (524)              (314)
  Payment of defeasance costs.......................      (10,270)           --                 --
  Payment of deferred financing costs...............       (3,159)           --                (31)
  Contributions from members........................           --            --            127,014
  Contributions from minority interest..............           --            --                  6
  Distributions to members..........................     (183,400)      (12,000)            (1,800)
  Distributions to minority interest................          (11)           (1)                --
                                                        ---------      --------          ---------
      Net cash (used) provided by financing
        activities..................................     (141,060)      (12,525)           124,875
                                                        ---------      --------          ---------
Net (decrease) increase in cash and cash
  equivalents.......................................       (1,511)        1,884                425
Cash and cash equivalents, beginning of period......        2,309           425                 --
                                                        ---------      --------          ---------
Cash and cash equivalents, end of period............    $     798      $  2,309          $     425
                                                        =========      ========          =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest..............................    $  10,646      $  5,898          $   7,126
NON CASH ITEMS:
Mortgage note assumed in connection with real estate
  acquisition.......................................    $      --      $     --          $  69,118
Mortgage note released in connection with sale of
  real estate.......................................      124,060            --                 --

SEE ACCOMPANYING NOTES.

                             BEACON/PW KENDALL LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

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

    On April 14, 2000, due to the debt refinancing, the Company organizational structure was revised. The Company is the managing member of CAMEZZ LLC and Kendall Athenaeum LLC, holding 99.3849% and 99% economic interests, respectively. The Company and Kendall Athenaeum LLC are the members of CAMEZZ LLC, holding 99.3849% and .6151% economic interests, respectively. CAMEZZ LLC is the sole member of One Kendall LLC and Cambridge Athenaeum LLC. Prior to the following sales, One Kendall LLC and Cambridge Athenaeum LLC had invested in an eleven building, 970,000 square foot mixed-use portfolio in Cambridge, Massachusetts referred to as The Athenaeum Portfolio. On June 7, 2000, the Company sold some of the assets in The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) for $68,000 and recorded a gain on the sale of approximately $25,228. On December 28, 2000, the Company sold the remaining assets in The Athenaeum Portfolio for $191,900 and recorded a gain on the sale of approximately $39,637.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

    The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company, its direct and indirect majority-owned subsidiaries, Kendall Athenaeum LLC, CAMEZZ LLC, One Kendall LLC and Cambridge Athenaeum LLC. The Company consolidates all wholly-owned subsidiaries and those majority-owned subsidiaries in which it exercises control. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

REAL ESTATE

    Buildings are recorded at cost and are depreciated on the straight-line method over their estimated useful life of forty years. The cost of buildings includes the purchase price of the property, legal fees, and other acquisition costs. Acquisition costs associated with the purchase of new property consist of third party costs and have been capitalized to the appropriate assets.

                             BEACON/PW KENDALL LLC

                               DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company measures impairment in accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company is required to disclose the fair values of financial instruments for which it is practicable to estimate such fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks and require varying degrees of management judgment. The fair values of financial instruments presented may not be indicative of amounts the Company could realize on the disposition of the financial instruments.

    Cash, cash equivalents and restricted cash are carried at an amount, which due to their nature, approximates fair value.

    The Company computes the fair value of its mortgage note payable based upon the collateral assets' discounted cash flows at a discount rate that approximates the Company's effective borrowing rate. At December 31, 1999, the Company had determined that the fair value of its mortgage note approximated its carrying value.

                             BEACON/PW KENDALL LLC

                               DECEMBER 31, 2000

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

3. MORTGAGE NOTE PAYABLE

    On April 14, 2000, The Athenaeum Portfolio was refinanced with $175,000 of mortgage debt. The previous mortgage was treated as extinguished and an extraordinary loss of approximately $10,298 was incurred for the write-off of related transaction costs and the unamortized deferred financing costs. On
June 7, 2000, simultaneously with the sale of some of the assets in The Athenaeum Portfolio, the debt was paid down by $50,940. On December 28, 2000, in conjunction with the sale of the remaining assets in The Athenaeum Portfolio, the buyer assumed the outstanding debt.

4. TRANSACTIONS WITH RELATED PARTIES

    Beacon Capital Partners, L.P. advanced $117,014 to the Company to fund the acquisition of the certain land and buildings in Cambridge, Massachusetts owned by One Kendall LLC and Cambridge Athenaeum LLC. On August 28, 1998, this advance was repaid with funds generated by equity contributions from the Members.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of

Beacon Capital Strategic Partners, L.P.

    We have audited the accompanying balance sheets of Beacon Capital Strategic Partners, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the year ended December 31, 2000 and for the period from October 1, 1999 (inception) to December 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beacon Capital Strategic Partners, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from October 1, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          [LOGO]

Boston, Massachusetts
January 24, 2001

                    BEACON CAPITAL STRATEGIC PARTNERS, L.P.

                                 BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
ASSETS
Real Estate:
  Land......................................................      $  8,943             $10,094
  Buildings, improvements and equipment.....................        63,569              30,191
                                                                  --------             -------
                                                                    72,512              40,285
  Less accumulated depreciation.............................           590                  --
                                                                  --------             -------
                                                                    71,922              40,285
Deferred financing and leasing costs, net of accumulated
  amortization of $461 and $82, respectively................           702                 121
Cash and cash equivalents...................................         2,059                 291
Restricted cash.............................................        15,894                  --
Accounts receivable, net....................................           544                   3
Deferred rent receivable....................................           152                  --
Other assets................................................         5,553                  12
                                                                  --------             -------
  Total assets..............................................      $ 96,826             $40,712
                                                                  ========             =======
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
  Credit facility...........................................      $ 57,500             $40,180
  Note payable..............................................         4,567                  --
  Accounts payable and accrued expenses.....................        17,519               1,598
  Deferred gain on sale of real estate......................         7,960                  --
                                                                  --------             -------
    Total liabilities.......................................        87,546              41,778
                                                                  --------             -------
Commitments and contingencies...............................            --                  --

Partners' equity(deficit):
  Partners' deficit.........................................       (60,153)             (1,000)
  Cumulative net income (deficit)...........................        69,433                 (66)
                                                                  --------             -------
    Total partners' equity (deficit)........................         9,280              (1,066)
                                                                  --------             -------
    Total liabilities and partners' equity (deficit)........      $ 96,826             $40,712
                                                                  ========             =======

SEE ACCOMPANYING NOTES.

                    BEACON CAPITAL STRATEGIC PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE PERIOD FROM
                                                                                    OCTOBER 1, 1999
                                                                 YEAR ENDED         (INCEPTION) TO
                                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                                              -----------------   -------------------
Revenues:
  Rental income.............................................       $ 1,664                $ --
  Interest income...........................................           335                   6
                                                                   -------                ----
    Total revenues..........................................         1,999                   6
                                                                   -------                ----
Expenses:
  Property operating........................................           342                  --
  Real estate taxes.........................................           276                  --
  General and administrative................................           678                  66
  Interest expense..........................................         1,924                   6
  Depreciation and amortization.............................           852                  --
                                                                   -------                ----
    Total expenses..........................................         4,072                  72
                                                                   -------                ----
Loss before gain on sale of real estate and extraordinary
  item......................................................        (2,073)                (66)
Gain on sale of real estate.................................        71,643                  --
                                                                   -------                ----
Income (loss) before extraordinary item.....................        69,570                 (66)
Extraordinary item..........................................           (71)                 --
                                                                   -------                ----
  Net income (loss).........................................       $69,499                $(66)
                                                                   =======                ====

SEE ACCOMPANYING NOTES.

                    BEACON CAPITAL STRATEGIC PARTNERS, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

    FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM OCTOBER 1, 1999
                                  (INCEPTION)
                              TO DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                              GENERAL    LIMITED
                                                              PARTNER    PARTNERS    TOTAL
                                                              --------   --------   --------
Offering costs..............................................  $    (1)   $  (999)   $(1,000)
Net loss....................................................       --        (66)       (66)
                                                              -------    -------    -------
Balance at December 31, 1999................................       (1)    (1,065)    (1,066)

Net income..................................................   19,039     50,460     69,499
Contributions...............................................       11     15,989     16,000
Distributions...............................................  (19,153)   (56,000)   (75,153)
                                                              -------    -------    -------
Balance at December 31, 2000................................  $  (104)   $ 9,384    $ 9,280
                                                              =======    =======    =======

SEE ACCOMPANYING NOTES.

                    BEACON CAPITAL STRATEGIC PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE PERIOD FROM
                                                                                    OCTOBER 1, 1999
                                                                 YEAR ENDED         (INCEPTION) TO
                                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                                              -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................      $ 69,499              $   (66)
  Adjustments to reconcile net income (loss) to net cash
    (used) provided by operating activities:
    Depreciation............................................           590                   --
    Amortization............................................           262                   --
    Extraordinary item......................................            71                   --
    Gain on sale of real estate.............................       (71,643)                  --
  (Decrease) increase in cash arising from changes in
    operating assets and liabilities:
    Restricted cash.........................................       (15,894)                  --
    Accounts receivable.....................................          (541)                  (3)
    Deferred rent receivable................................          (152)                  --
    Other assets............................................           (11)                 (12)
    Accounts payable and accrued expenses...................        15,921                  598
                                                                  --------              -------
      Net cash (used) provided by operating activities......        (1,898)                 517
                                                                  --------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition deposits and deferred costs...................        (5,530)                  --
  Real estate asset acquisitions and improvements...........       (82,327)             (40,202)
  Payment of deferred leasing costs.........................          (429)                  --
  Proceeds from sale of real estate.........................       130,000                   --
                                                                  --------              -------
      Net cash provided (used) by investing activities......        41,714              (40,202)
                                                                  --------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility.............................        61,820               40,180
  Repayment on credit facility..............................       (44,500)                  --
  Proceeds from note payable................................         4,567                   --
  Payment of deferred financing costs.......................          (782)                (204)
  Contributions received from partners......................        16,000                   --
  Distribution payments to partners.........................       (75,153)                  --
                                                                  --------              -------
      Net cash (used) provided by financing activities......       (38,048)              39,976
                                                                  --------              -------
Net increase in cash and cash equivalents...................         1,768                  291
Cash and cash equivalents, beginning of period..............           291                   --
                                                                  --------              -------
Cash and cash equivalents, end of period....................      $  2,059              $   291
                                                                  ========              =======
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest......................................      $  3,870              $   427

SEE ACCOMPANYING NOTES.

                    BEACON CAPITAL STRATEGIC PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

1.  ORGANIZATION OF THE PARTNERSHIP

    Beacon Capital Strategic Partners, L.P. (the "Partnership") was formed on October 1, 1999. On that date, the Partnership completed an initial closing of equity commitments in the amount of approximately $116,667. Subsequent to October 1, 1999, the Partnership completed additional closings and as of March 28, 2000 (the Partnership's final closing date), equity commitments totaled $287,500. BCP Strategic Partners, LLC, an affiliate of Beacon Capital Partners, L.P., is the General Partner; the limited partners consist of various endowments, foundations, pension funds, and other institutional investors. As of December 31, 2000, $16,000 of the committed capital had been contributed.

    The Partnership will terminate by March 2007, unless the term is extended for up to twelve months, in accordance with the Partnership Agreement. The purpose of the Partnership is to engage in the investment and operation of real estate related assets.

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REAL ESTATE

    Buildings are recorded at cost and are depreciated on the straight-line method over their estimated useful life of forty years. The cost of buildings includes the purchase price of the property, capitalized interest and amortization, legal fees, and other third party acquisition and development costs. For the year and period ended December 31, 2000 and 1999, the Partnership capitalized interest of $2,040 and $453, respectively and capitalized amortization of $297 and $82, respectively.

    The Partnership measures impairment in accordance with FASB Statement
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value.

    Furniture, fixtures and equipment are depreciated using the stright-line method over their expected useful life of three to ten years.

                    BEACON CAPITAL STRATEGIC PARTNERS, L.P.

                               DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFERRED FINANCING AND LEASING COSTS

    Deferred financing costs are fees and costs incurred to obtain financing and are being amortized over the term of the loan. Deferred leasing costs are fees and costs incurred in the successful negotiation of leases, including brokerage, legal and other costs, and are being amortized on a straight-line basis over the terms of the respective leases.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of short-term, highly liquid assets with original maturities of three months or less from the date of purchase.

RESTRICTED CASH

    Restricted cash consists of funds held in escrow as required by the 233 Fremont Street sale agreement pending completion of the property's redevelopment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Partnership is required to disclose the fair values of financial instruments for which it is practicable to estimate such fair value. The fair values of financial instruments are estimated based upon market conditions and perceived risks at December 31, 2000 and require varying degrees of management judgement. The fair values of financial instruments presented may not be indicative of amounts the Partnership could realize on the disposition of the financial instruments.

    Cash, cash equivalents and restricted cash are carried at an amount, which due to their nature, approximate fair value.

    The carrying amounts of borrowings under the Partnership's credit facility and note payable, which bear interest at variable rates and mature in 2001 and 2002, respectively, approximate their fair value.

REVENUE RECOGNITION

    Revenues are recognized when earned and the amounts can be reasonably estimated on the accrual basis of accounting. Rental income from operating leases is recognized on a straight-line basis over the life of lease agreements.

INCOME TAXES

    Income taxes are neither payable nor provided for the Partnership. Partnership net income or loss is allocated to the partners and may be subject to tax depending upon the nature and character of the income or expense and the tax status of the partner.

3.  REAL ESTATE SALES

    On June 14, 2000, the Partnership sold 233 Fremont Street, a property located in San Francisco, California. The property, which is currently undergoing redevelopment, was sold for approximately

                    BEACON CAPITAL STRATEGIC PARTNERS, L.P.

                               DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

3.  REAL ESTATE SALES (CONTINUED)
$145,894, including approximately $15,894 held in escrow pending completion of the property's redevelopment. The Partnership will continue to oversee the redevelopment and the buyer will fund the remaining redevelopment costs. The redevelopment is scheduled to be completed in the first quarter of 2001. As of December 31, 2000, the Partnership recognized a gain of approximately $71,643. Pursuant to the applicable accounting rules, an additional gain estimated at approximately $7,960 has been deferred and is expected to be realized in 2001.

4.  CREDIT FACILITY

    On October 8, 1999, the Partnership entered into a $42,000 revolving credit agreement (the "Credit Agreement") with Bank of America, N.A. On March 17, 2000, the Partnership replaced the Credit Agreement with a $137,500 secured revolving credit facility (the "Credit Facility") from Bank of America, N.A. and a bank syndicate group. At that time, the Partnership recorded an extraordinary item of approximately $71 for the write-off of fees and costs to establish the Credit Agreement. The Credit Facility matures on June 30, 2001 and bears interest at a rate of LIBOR plus 87.5 basis points. At December 31, 2000, the balance outstanding on the Credit Facility was $57,500 and the weighted average interest rate was 7.46%. The Credit Facility requires monthly payments of interest only, is fully recourse to the Partnership, and is secured by, among other things, a pledge and assignment of all uncalled capital commitments of the partners. The Partnership's ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of financial and other covenants.

5.  NOTE PAYABLE

    On July 10, 2000, Cape Court Property LLC, an affiliate of the Partnership, obtained a construction loan in the amount of approximately $8,135 to finance the balance of the development costs for the Beaumeade Technology Campus. The loan, which matures on July 10, 2002, contains options to extend for two additional twelve month periods if certain conditions are met. The loan initially bears interest at the base rate or the LIBOR rate plus 200 basis points and may decrease when the project achieves certain leasing thresholds. At December 31, 2000, the balance outstanding was $4,567 and the weighted average interest rate was 8.725%. The Partnership has provided a completion guarantee.

6.  DUE TO GENERAL PARTNER

    Included in accounts payable and accrued expenses at December 31, 1999 was $1,000 payable to an affiliate of the General Partner for expenses incurred in the formation of the entity, which were reimbursable to the General Partner in accordance with the provisions of the Limited Partnership Agreement. This liability was paid in 2000.

7.  THE PARTNERSHIP AGREEMENT

ALLOCATION OF INCOME AND LOSS

    Net income shall be allocated as follows:

    (i) First, to reverse prior allocations of net loss,

                    BEACON CAPITAL STRATEGIC PARTNERS, L.P.

                               DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

7.  THE PARTNERSHIP AGREEMENT (CONTINUED)
    (ii) Second, to the partners in proportion to their capital commitments, an amount equal to a cumulative compounded annual preferred return of 10%,

   (iii) Third, further allocations to the partners are divided between the limited partners and the General Partner as follows:

       (a) 50% to the limited partners and 50% to the General Partner until the General Partner has been allocated an amount equal to 20% of the allocations of cumulative net income to the limited partners in excess of net losses, then

       (b) 80% to the limited partners and 20% to the General Partner.

    Net losses shall be allocated first to reverse prior allocations of net income under tier (iii) above and then to partners in proportion to their capital commitments.

DISTRIBUTIONS

    Distributable cash from operations and from the disposition of real estate is distributed as follows:

    (i) First, to the partners in proportion to their capital commitments, an amount equal to a return of their capital contributions and a cumulative compounded annual preferred return of 10%,

    (ii) Second, further distributions to the partners are divided between the limited partners and the General Partner as follows:

       (a) 50% to the limited partners and 50% to the General Partner until the General Partner has received an amount equal to 20% of the distributions made to the limited partners in excess of the limited partner's capital contribution, then

       (b) 80% to the limited partners and 20% to the General Partner.

SPECIAL ALLOCATIONS

    The General Partner is entitled to an allocation of income and a quarterly special distribution of cash (the "Quarterly GP Priority Distribution Amount"). During the specified investment period, the Quarterly GP Priority Distribution Amount is based upon the partners' capital commitments. After the investment period, the Quarterly GP Priority Distribution Amount is based upon the unreturned capital contributions of the partners. For the year ended
December 31, 2000, income equal to the Quarterly GP Priority Distribution Amount of $5,153 was allocated and paid to the General Partner, including $1,030 attributable to the period from October 1, 1999 to December 31, 1999.

                    BEACON CAPITAL STRATEGIC PARTNERS, L.P.

                               DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

8.  LEASES

    Minimum future rentals under operating leases in effect at December 31, 2000 are summarized as follows:

2001.......................................  $ 2,147
2002.......................................    1,232
2003.......................................    1,098
2004.......................................      985
2005.......................................      872
Thereafter.................................   17,319
                                             -------
Total......................................  $23,653
                                             =======

    Terms of leases range from one to twenty years and in certain cases provide for operating expense reimbursement, real estate tax escalations and increases in minimum rents. The net book value of property on lease is $49,030 at December 31, 2000.

                                  SCHEDULE III
                         BEACON CAPITAL PARTNERS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                        COSTS CAPITALIZED         GROSS AMOUNT AT WHIGROS
                                                                          SUBSEQUENT TO                  CARRIED
                                               INITIAL COST                ACQUISITION              AT CLOSE OF PERIOAT C
                                         ------------------------   --------------------------   ------------------------
                                                    BUILDINGS AND                BUILDINGS AND              BUILDINGS AND
DESCRIPTION              ENCUMBRANCES      LAND     IMPROVEMENTS       LAND      IMPROVEMENTS      LAND     IMPROVEMENTS
-----------              -------------   --------   -------------   ----------   -------------   --------   -------------
PROPERTIES
Fort Point Place, South
  Boston, MA...........    $ 12,500      $ 1,088      $ 24,011      $      --       $23,336      $ 1,088      $ 17,713
Technology Square & The
  Draper Building,
  Cambridge, MA........      78,732       36,162        87,172             --        69,929       19,244       128,131
Dallas Office and
  Industrial Portfolio,
  Dallas, TX...........      37,395       14,932        77,083             --         4,999       14,932        82,082
                           --------      -------      --------      ----------      -------      -------      --------
Total..................    $128,627      $52,182      $188,266      $      --       $98,264      $35,264      $227,926
                           ========      =======      ========      ==========      =======      =======      ========
                                                                                                                    (2)

                                GROSS AMOUNT AT WHICH
                                    CARRIED                                                  LIFE ON WHICH
                                AT CLOSE OF PERIOD                                          DEPRECIATION IN
                                ---------------                     DATE OF                  LATEST INCOME
                                 AND              ACCUMULATED    CONSTRUCTION/     DATE        STATEMENT
DESCRIPTION                     NTS     TOTAL     DEPRECIATION    RENOVATION     ACQUIRED     IS COMPUTED
-----------                     ----   --------   ------------   -------------   --------   ---------------
PROPERTIES
Fort Point Place, South
  Boston, MA...........                $ 18,801     $   388        1910/2000     7/13/99          (1)
Technology Square & The
  Draper Building,
  Cambridge, MA........                 147,375       6,242        1965/2000     6/24/98          (1)
Dallas Office and
  Industrial Portfolio,
  Dallas, TX...........                  97,014       5,561        1975/1996      7/1/98          (1)
                                       --------     -------
Total..................                $263,190     $12,191
                                       ========     =======
                                             (2)         (2)

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

The aggregate cost for federal income tax purposes was approximately $155,154, $224,111 and $215,542 at December 31, 1998, 1999 and 2000, respectively.

The changes in total real estate assets and accumulated depreciation for the Period January 21, 1998 (Inception) to December 31, 1998 and for the Years Ended December 31, 1999 and 2000 are as follows:

                       REAL ESTATE ASSETS
----------------------------------------------------------------
Balance, 1/21/98 (Inception).................      $     --
1/21/98 (Inception) - 12/31/98 Acquisitions,
  construction costs and improvements........       216,474
                                                   --------
Balance, 12/31/98............................       216,474
1999 Acquisitions, construction costs and
  improvements...............................        51,990
                                                   --------
Balance 12/31/99.............................       268,464
2000 Construction costs and improvements.....        70,248
2000 Dispositions............................       (75,522)
                                                   --------
Balance 12/31/00.............................      $263,190
                                                   ========

                       REAL ESTATE ASSETS                          ACCUMULATED DEPRECIATION
---------------------------------------------  ----------------------------------------------------------------
Balance, 1/21/98 (Inception).................  Balance, 1/21/98 (Inception).................      $     --
1/21/98 (Inception) - 12/31/98 Acquisitions,   1/21/98 (Inception) - 12/31/98
  construction costs and improvements........  Depreciation.................................         2,116
                                                                                                  --------
Balance, 12/31/98............................  Balance, 12/31/98............................         2,116
1999 Acquisitions, construction costs and
  improvements...............................  1999 Depreciation............................         4,690
                                                                                                  --------
Balance 12/31/99.............................  Balance 12/31/99.............................         6,806
2000 Construction costs and improvements.....  2000 Depreciation............................         6,533
2000 Dispositions............................  2000 Dispositions write-offs.................        (1,148)
                                                                                                  --------
Balance 12/31/00.............................  Balance 12/31/00.............................      $ 12,191
                                                                                                  ========

                                  SCHEDULE III
                             BEACON/PW KENDALL LLC
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                   COSTS CAPITALIZED
                                                                                     SUBSEQUENT TO
                                                          INITIAL COST                ACQUISITION
                                                    ------------------------   --------------------------
                                                               BUILDINGS AND                BUILDINGS AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS       LAND      IMPROVEMENTS
-----------                          ------------   --------   -------------   ----------   -------------
PROPERTIES
The Athenaeum Portfolio, Cambridge,
  MA...............................    $    --      $35,773       $159,729     $      --        $3,036
                                       =======      =======       ========     ==========       ======


                                        GROSS AMOUNT AT WHICH CARRIED                                                 LIFE ON WHICH
                                             AT CLOSE OF PERIOD                                                      DEPRECIATION IN
                                     -----------------------------------                     DATE OF                  LATEST INCOME
                                                BUILDINGS AND              ACCUMULATED    CONSTRUCTION/     DATE        STATEMENT
DESCRIPTION                            LAND     IMPROVEMENTS     TOTAL     DEPRECIATION    RENOVATION     ACQUIRED     IS COMPUTED
-----------                          --------   -------------   --------   ------------   -------------   --------   ---------------
PROPERTIES
The Athenaeum Portfolio, Cambridge,
  MA...............................  $    --       $     --     $     --      $   --        1885/1994      5/1/98          (1)
                                     =======       ========     ========      ======

(1) Depreciaton of building, improvements and personal property is calculated over the following useful lives using the straight line method.
   Buildings and improvements--40 years
   Tenant improvements--over the terms of the related leases
   Personal property--3 to 10 years

The aggregate cost for federal income tax purposes was approximately $195,816, $198,108 and $0 at December 31, 1998, 1999 and 2000, respectively.

The changes in total real estate assets and accumulated depreciation for the Period April 16, 1998 (Inception) to December 31, 1998 and for the Years Ended December 31, 1999 and 2000 are as follows:

                      REAL ESTATE ASSETS                                                ACCUMULATED DEPRECIATION
--------------------------------------------------------------       --------------------------------------------------------------
Balance 4/16/98 (Inception)..................     $      --          Balance, 4/16/98 (Inception).................     $      --
4/16/98 (Inception) - 12/31/98                                       4/16/98 (Inception) - 12/31/98
  Acquisitions and improvements..............       160,043          Depreciation.................................         2,668
                                                  ---------                                                            ---------
Balance 12/31/98.............................       160,043          Balance, 12/31/98............................         2,668
1999 Improvements............................         2,292          1999 Depreciation............................         4,062
                                                  ---------                                                            ---------
Balance 12/31/99.............................       162,335          Balance 12/31/99.............................         6,730
2000 Improvements............................           430          2000 Depreciation............................         3,832
2000 Dispositions............................      (162,765)         2000 Dispositions write-offs.................       (10,562)
                                                  ---------                                                            ---------
Balance 12/31/00.............................     $      --          Balance 12/31/00.............................     $      --
                                                  =========                                                            =========

                                  SCHEDULE III
                    BEACON CAPITAL STRATEGIC PARTNERS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                        COSTS CAPITALIZED         GROSS AMOUNT AT WHIGROS
                                                                          SUBSEQUENT TO                  CARRIED
                                               INITIAL COST                ACQUISITION              AT CLOSE OF PERIOAT C
                                         ------------------------   --------------------------   ------------------------
                                                    BUILDINGS AND                BUILDINGS AND              BUILDINGS AND
DESCRIPTION              ENCUMBRANCES      LAND     IMPROVEMENTS       LAND      IMPROVEMENTS      LAND     IMPROVEMENTS
-----------              -------------   --------   -------------   ----------   -------------   --------   -------------
PROPERTIES
Boston Midway
  Portfolio,
  South Boston, MA.....    $     --      $ 3,984      $ 41,374      $      --       $ 1,118      $ 3,984      $ 42,492
Beaumeade Technology
  Campus,
  Loudoun County, VA...       4,567        2,458            --              7         7,830        2,465         7,830
233 Fremont Street,
  San Francisco, CA....          --        7,633        27,256             --        15,302           --            --
Von Karman Property,
  Irvine, CA...........          --        2,494        13,221             --            26        2,494        13,247
                           --------      -------      --------      ----------      -------      -------      --------
Total..................    $  4,567      $16,569      $ 81,851      $       7       $24,276      $ 8,943      $ 63,569
                           ========      =======      ========      ==========      =======      =======      ========

                                GROSS AMOUNT AT WHICH
                                    CARRIED                                                  LIFE ON WHICH
                                AT CLOSE OF PERIOD                                          DEPRECIATION IN
                                ---------------                     DATE OF                  LATEST INCOME
                                 AND              ACCUMULATED    CONSTRUCTION/     DATE        STATEMENT
DESCRIPTION                     NTS     TOTAL     DEPRECIATION    RENOVATION     ACQUIRED     IS COMPUTED
-----------                     ----   --------   ------------   -------------   --------   ---------------
PROPERTIES
Boston Midway
  Portfolio,
  South Boston, MA.....                $ 46,476      $  552      early 1900's       6/00          (1)
Beaumeade Technology
  Campus,
  Loudoun County, VA...                  10,295          38             2000     11/3/99          (1)
233 Fremont Street,
  San Francisco, CA....                      --          --        1928/2000     10/25/99         (1)
Von Karman Property,
  Irvine, CA...........                  15,741          --             1974     12/28/00         (1)
                                       --------      ------
Total..................                $ 72,512      $  590
                                       ========      ======

(1) Depreciaton of building, improvements and personal property is calculated over the following useful lives using the straight-line method.

   Buildings and improvements--40 years

   Tenant improvements--over the terms of the related leases

   Personal property--3 to 10 years

The aggregate cost for federal income tax purposes was approximately $30,191 and $63,569 at December 31, 1999 and December 31, 2000, respectively.

The changes in total real estate assets and accumulated depreciation for the Period October 1, 1999 (Inception) to December 31, 1999 and for the Year Ended December 31, 2000 are as follows:

                       REAL ESTATE ASSETS
----------------------------------------------------------------
Balance, 10/1/99 (Inception).................      $     --
10/1/99 (Inception) - 12/31/99 Acquisitions,
  construction costs and improvements........        40,285
                                                   --------
Balance, 12/31/99............................        40,285
2000 Acquisitions, construction costs and
  improvements...............................        82,418
2000 Disposition.............................       (50,191)
                                                   --------
Balance 12/31/00.............................      $ 72,512
                                                   ========

                       REAL ESTATE ASSETS                          ACCUMULATED DEPRECIATION
---------------------------------------------  ----------------------------------------------------------------
Balance, 10/1/99 (Inception).................  Balance, 10/1/99 (Inception).................      $     --
10/1/99 (Inception) - 12/31/99 Acquisitions,   10/1/99 (Inception) - 12/31/99
  construction costs and improvements........  Depreciation.................................            --
                                                                                                  --------
Balance, 12/31/99............................  Balance, 12/31/99............................            --
2000 Acquisitions, construction costs and
  improvements...............................  2000 Depreciation............................           590
2000 Disposition.............................
                                                                                                  --------
Balance 12/31/00.............................  Balance 12/31/00.............................      $    590
                                                                                                  ========

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

EXHIBIT
NO.                                             DESCRIPTION
-------                                         -----------
         1.1            Placement Agent Agreement between NationsBanc Montgomery
                        Securities LLC and the Company, as amended.(1)
         2.1            Agreement and Plan of Merger by and between the Predecessor and the Company.(1)
         3.1            Articles of Incorporation.(1)
         3.2            Certificate of Correction to Articles of Incorporation.(1)
         3.3            Amended and Restated By-laws.(1)
         3.4            Amended and Restated Agreement of Limited Partnership of
                        Beacon Capital Partners, L.P.
         4.1            Specimen certificate for shares of Common Stock, $.01 par
                        value, of the Company.(1)
        10.1            Employment and Non-Competition Agreement for Alan M.
                        Leventhal.(1)
        10.2            Employment and Non-Competition Agreement for Lionel P.
                        Fortin.(1)
        10.3            Beacon Capital Partners 1998 Stock Option and Incentive
                        Plan.(1)
        10.4            Form of Indemnification Agreement between the Registrant and its directors and executive officers.(1)
        10.5            Purchase and Sale Contract between Eastern Properties Master
                        LLC and the Registrant.(1)
        10.6            Contract of Sale for Bank One Building.(2)
        10.7            Contract of Sale for 6500 Greenville Building.(2)
        10.8            Contract of Sale for North Creek II Building.(2)
        10.9            Contract of Sale for One Glen Lakes Building.(2)
        10.10           Contract of Sale for Crosspoint Atrium Building.(2)
        10.11           Contract of Sale for Brandywine Place Building.(2)
        10.12           Contract of Sale for Forest Abrams Building.(2)
        10.13           Contract of Sale for Sherman Tech Building.(2)
        10.14           Contract of Sale for Venture Tech Building.(2)
        10.15           Contract of Sale for Plaza at Walnut Building.(2)
        10.16           Contract of Sale for Richardson BC Building.(2)
        10.17           Contract of Sale for Park North SC Building.(2)
        10.18           Contract of Sale for TI Business Center.(2)
        10.19           Contract of Sale for Richardson CC Building.(2)
        21.1            Subsidiaries of the Registrant.
        23.             Consent of Ernst & Young LLP.
        24.             Power of Attorney.(1)

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on June 16, 1998.

(2) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on August 21, 1998.