Form 10-Q
period 2001-03-31
BEACON CAPITAL PARTNERS INC
filed 2001-05-14
CIK 1063893

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

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                    Yes X  No __

    Number of Common Shares outstanding at the latest practicable date, May 11, 2001: 21,730,888 shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                       --------
Part I--Financial Information

Item 1.  Condensed Consolidated Financial Statements.................         1

         Condensed Consolidated Balance Sheets--March 31, 2001
           (Unaudited) and December 31, 2000.........................         1

         Condensed Consolidated Statements of Operations--Three
           Months Ended March 31, 2001 and 2000 (Unaudited)..........         2

         Condensed Consolidated Statements of Cash Flows--Three
           Months Ended March 31, 2001 and 2000 (Unaudited)..........         3

         Notes to Condensed Consolidated Financial Statements........         4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................         9

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................        16

Part II--Other Information

Item 1.  Legal Proceedings...........................................        17

Item 2.  Changes in Securities and Use of Proceeds...................        17

Item 3.  Defaults Upon Senior Securities.............................        17

Item 4.  Submission of Matters to a Vote of Security Holders.........        17

Item 5.  Other Information...........................................        17

Item 6.  Exhibits and Reports on Form 8-K............................        17

Exhibit Index........................................................        19

PART I--FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         BEACON CAPITAL PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
ASSETS
Real Estate:
  Land......................................................   $  16,021      $  35,264
  Buildings, improvements and equipment.....................      98,322        228,764
                                                               ---------      ---------
                                                                 114,343        264,028
  Less accumulated depreciation.............................       7,181         12,607
                                                               ---------      ---------
                                                                 107,162        251,421

Deferred financing and leasing costs, net of accumulated
  amortization of $1,053 and $1,421, respectively...........       2,163          4,396
Cash and cash equivalents...................................      74,913         83,821
Restricted cash.............................................         353            366
Accounts receivable, net....................................       1,459          4,262
Deferred rent receivable....................................         878          2,222
Other assets................................................       1,062          1,504
Investments in partnership, joint ventures and
  corporations..............................................      54,204         55,274
                                                               ---------      ---------
      Total assets..........................................   $ 242,194      $ 403,266
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................   $  30,731      $  30,797
  Note payable--interim financing...........................          --         97,830
  Accounts payable and accrued expenses.....................      24,623         17,205
  Deferred gain on sale of real estate......................      35,544             --
                                                               ---------      ---------
      Total liabilities.....................................      90,898        145,832
                                                               ---------      ---------
Commitments and contingencies...............................          --             --

Minority interest in consolidated partnership...............       1,438          2,544
                                                               ---------      ---------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares
    authorized, none issued or outstanding..................          --             --
  Excess stock; $.01 par value, 250,000,000 shares
    authorized, none issued or outstanding..................          --             --
  Common stock; $.01 par value, 500,000,000 shares
    authorized, 21,730,888 shares issued and outstanding....         217            217
  Additional paid-in capital................................     412,414        412,414
  Cumulative net income.....................................     162,990         95,843
  Cumulative dividends......................................    (425,675)      (251,827)
  Unrealized loss on marketable equity securities...........         (88)        (1,757)
                                                               ---------      ---------
      Total stockholders' equity............................     149,858        254,890
                                                               ---------      ---------
      Total liabilities and stockholders' equity............   $ 242,194      $ 403,266
                                                               =========      =========

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Rental income.............................................  $  6,941   $  8,416
  Reimbursement of operating expenses and real estate
    taxes...................................................       286        316
  Equity in earnings of partnership and joint ventures......     1,908      2,852
  Interest and dividend income..............................     1,352      1,295
  Gains (losses) on investments, net........................    (2,196)     6,414
  Other income..............................................       179        256
                                                              --------   --------
      Total revenues........................................     8,470     19,549
                                                              --------   --------
Expenses:
  Property operating........................................     2,451      2,254
  Real estate taxes.........................................       904      1,249
  General and administrative................................     6,515      2,927
  Affiliate formation expenses..............................        --      2,054
  Interest expense..........................................     1,089      1,640
  Depreciation and amortization.............................     1,502      1,865
                                                              --------   --------
      Total expenses........................................    12,461     11,989
                                                              --------   --------
Income (loss) before gains on sales of real estate, minority
  interest and extraordinary item...........................    (3,991)     7,560
Gains on sales of real estate...............................    71,834         --
                                                              --------   --------
Income before minority interest and extraordinary item......    67,843      7,560
Minority interest in consolidated partnership...............      (696)      (877)
                                                              --------   --------
Income before extraordinary item............................    67,147      6,683
Extraordinary item, net of minority interest................        --        (12)
                                                              --------   --------
      Net income............................................  $ 67,147   $  6,671
                                                              ========   ========
Income before extraordinary item per common share-basic and
  diluted...................................................  $   3.09   $   0.32
Extraordinary item per common share-basic and diluted.......        --         --
                                                              --------   --------
Net income per common share-basic and diluted...............  $   3.09   $   0.32
                                                              ========   ========
Weighted average number of common shares outstanding (in
  thousands)................................................    21,731     20,974
                                                              ========   ========

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  67,147    $   6,671
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Depreciation............................................      1,190        1,438
    Amortization............................................        312          427
    Extraordinary item, net of minority interest............         --           12
    Gains on sales of real estate...........................    (71,834)          --
    Equity in earnings of partnership and joint ventures....     (1,908)      (2,852)
    Distribution from partnership...........................      1,030           --
    Gains (losses) on investments, net......................      2,196       (6,414)
    Minority interest in consolidated partnership...........        696          877
  Increase (decrease) in cash arising from changes in
    operating assets and liabilities:
    Restricted cash.........................................         13          950
    Accounts receivable.....................................      2,425         (350)
    Deferred rent receivable................................       (146)        (332)
    Other assets............................................       (116)      (4,162)
    Accounts payable and accrued expenses...................      7,418          855
                                                              ---------    ---------
      Net cash provided (used) by operating activities......      8,423       (2,880)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements...........    (23,077)     (18,134)
  Proceeds from real estate asset sales.....................    276,886           --
  Payment of deferred leasing costs.........................       (342)        (340)
  Investments in partnership, joint ventures and
    corporations............................................       (265)      (4,231)
  Distribution from joint venture...........................      3,060           --
                                                              ---------    ---------
      Net cash provided (used) by investing activities......    256,262      (22,705)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on mortgage notes..............................        (66)         (61)
  Proceeds from note payable--interim financing.............         --        7,500
  Repayment on note payable--interim financing..............    (97,830)          --
  Payment of deferred financing costs.......................        (47)          (1)
  Distribution payments to minority interests...............     (1,802)      (1,377)
  Dividend payments to stockholders.........................   (173,848)     (10,487)
                                                              ---------    ---------
      Net cash used by financing activities.................   (273,593)      (4,426)
                                                              ---------    ---------

Net decrease in cash and cash equivalents...................     (8,908)     (30,011)
Cash and cash equivalents, beginning of period..............     83,821       76,927
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $  74,913    $  46,916
                                                              =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Distribution of Cypress stock to minority interests.........  $      --    $   2,073
Dividend of Cypress stock to stockholders...................         --       15,793
Distribution of CO Space stock to minority interests........         --          928
Dividend of CO Space stock to stockholders..................         --        7,065
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest, net of capitalized interest of $454
  and $1,901, respectively..................................  $   1,749    $   1,550

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The financial statements of Beacon Capital Partners, Inc. ("BCP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

    At March 31, 2001, the Company's investments in marketable equity securities were included in other assets and had a fair value of approximately $162 and an unrealized loss of approximately $88. Comprehensive income after giving effect to the unrealized loss was $67,059 for the three months ended March 31, 2001. Net income and comprehensive income were the same for the three months ended March 31, 2000.

    For further information, refer to the consolidated financial statements and footnotes thereto included in BCP's annual report on Form 10-K for the period ended December 31, 2000.

2. ORGANIZATION

    Beacon Capital Partners, Inc. was incorporated on January 21, 1998 as a Massachusetts corporation, and was initially capitalized through loans from the two founders of BCP, Messrs. Leventhal and Fortin. The loans were repaid in May 1998. BCP qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. BCP was established to conduct real estate investment and development activities and currently operates in one segment.

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

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole General Partner of, and, as of March 31, 2001, holds approximately 99% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in consolidated partnership in the accompanying condensed consolidated financial statements. On June 24, 1998, $51,359 in Operating Partnership units were issued to Luddite Associates, an affiliate of The Prudential Insurance Company of America, in connection with the purchase of the property known as Technology Square and The Draper Building. On October 17, 2000, Luddite Associates converted its Operating Partnership units to common stock. As of

                         BEACON CAPITAL PARTNERS, INC.

                                 MARCH 31, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

2. ORGANIZATION (CONTINUED)
March 31, 2001, $4,228 in Operating Partnership units had been issued to Messrs. Leventhal's and Fortin's family trusts for cash. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

    On April 4, 2001, the Company adopted an asset sale plan (the "Asset Sale Plan") which will permit the Company to sell, transfer or exchange all or substantially all of its assets.

3. REAL ESTATE

    In September 2000, the Company commenced the sales of the Fort Point Place residential condominiums and as of March 31, 2001, 97 of the 120 units have been sold. On February 9, 2001, the Company sold Technology Square, a property consisting of existing buildings, buildings under development and permitted land for additional development for approximately $278,785. The Company will continue to oversee the development and the buyer will fund the remaining development costs for the new buildings. Under the terms of the purchase and sale agreement, in order to avoid financial penalties, the Company is required to complete the constuction of the new buildings by specific dates and within budget. The development is scheduled to be completed in the third quarter of 2002. As of March 31, 2001, the Company recognized a gain on the sale of approximately $71,323. Pursuant to the applicable accounting rules, an additional gain estimated at approximately $35,544 has been deferred and is expected to be realized in future periods as construction is completed.

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS

    The investments in partnership, joint ventures and corporations represent the Company's interest in (i) a joint venture with PW Acquisitions IX, LLC, known as Beacon/PW Kendall LLC ("The Athenaeum Portfolio"), (ii) a joint venture with Mathilda Partners LLC ("Mathilda Research Centre"), (iii) a joint venture with Mathilda Partners II LLC ("Mathilda Research Centre II"), (iv) a joint venture with HA L.L.C. ("Millennium Tower"), and (v) an investment in Beacon Capital Strategic Partners, L.P. ("BCSP").

                         BEACON CAPITAL PARTNERS, INC.

                                 MARCH 31, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) A reconciliation of the underlying net assets to the Company's carrying value of investments in partnership, joint ventures and corporations is as follows:

                                           THE      MATHILDA    MATHILDA
                                        ATHENAEUM   RESEARCH    RESEARCH    MILLENNIUM
                                        PORTFOLIO    CENTRE    CENTRE II      TOWER        BCSP       TOTAL
                                        ---------   --------   ----------   ----------   --------   ---------
Operating Partnership equity interest
  (including accumulated earnings,
  net of distributions)..............   $    221    $19,296      $7,568      $19,315     $  1,854   $  48,254
Other costs..........................         --      2,519         353        3,005           73       5,950
                                        --------    -------      ------      -------     --------   ---------
Carrying value of investments in
  partnership, joint ventures and
  corporations at March 31, 2001.....   $    221    $21,815      $7,921      $22,320     $  1,927   $  54,204
                                        ========    =======      ======      =======     ========   =========
Equity in earnings of partnership and
  joint ventures
Three months ended
  March 31, 2001.....................   $     --    $ 1,050      $   --      $   315     $    543   $   1,908
  March 31, 2000.....................      1,366       (103)         --           --        1,589       2,852
Operating Partnership share of gains
  on sales of real estate
Three months ended
  March 31, 2001.....................   $     --    $    --      $   --      $    --     $    511   $     511
  March 31, 2000.....................         --         --          --           --           --          --
Operating Partnership share of
  extraordinary item
Three months ended
  March 31, 2001.....................   $     --    $    --      $   --      $    --     $     --   $      --
  March 31, 2000.....................         --         --          --           --          (12)        (12)

MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, CA, on which it is developing Mathilda Research Centre. The first building (approximately 144,000 square feet) was completed in June 2000 and the second building (approximately 123,000 square feet) was completed in March 2001. Both buildings are leased to Juniper Networks, Inc. ("Juniper Networks"). The estimated cost of the 267,000 square foot development is approximately $64,000. The joint venture has obtained a $44,000 construction loan from an institutional lender to finance the development, and the balance of the development costs will be funded by equity contributions from the venturers. As of March 31, 2001, the venturers have funded equity contributions of $20,000, of which the Company's portion was $17,500.

                         BEACON CAPITAL PARTNERS, INC.

                                 MARCH 31, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) MATHILDA RESEARCH CENTRE II

    On August 9, 2000, the Company entered into a joint venture agreement with Mathilda Partners II LLC, an affiliate of Menlo Equities, a California based developer, to develop an additional phase of Mathilda Research Centre in Sunnyvale, California, also for Juniper Networks. The Company and Mathilda Partners II LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 30, 2000, the joint venture acquired 1220 N. Mathilda Avenue in Sunnyvale, California on which it is developing the additional phase of Mathilda Research Centre. The estimated cost of the 158,000 square foot building is approximately $40,650. The project will be funded from equity contributions of approximately $8,040, of which the Company's portion will be approximately $7,035, and a $32,610 construction loan from an institutional lender. As of March 31, 2001, the members had funded equity contributions of approximately $8,866, of which the Company's portion was approximately $7,758. The Company currently expects a distribution of approximately $723, representing its excess contributions, from loan proceeds when certain conditions are met.

MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate company, to develop a 20-story office/retail and residential tower in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land was contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company agreed to fund the first $19,000 of cash requirements for the venture. As of March 31, 2001, the Company has funded its total commitment of $19,000. The joint venture has obtained a $45,000 construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the project is $72,000, including the value of the land.

    The Company's residential portion of this investment is held by BCP Millennium Residential, Inc., a Massachusetts corporation ("BCP Millennium Residential"). Prior to March 2001, in order to comply with certain rules applicable to REITs, the voting common stock of BCP Millennium Residential was controlled by Messrs. Leventhal and Fortin. In March 2001, BCP Millennium Residential was converted to a taxable REIT subsidiary and Messrs. Leventhal and Fortin transferred their ownership to the Company. The Company owns 100% of the economic interests in BCP Millennium Residential and for financial statement presentation purposes, the Company consolidates BCP Millennium Residential.

BCSP

    On October 1, 1999, the Company completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners LLC, the Company's wholly-owned subsidiary, is the General Partner. Subsequent to October 1, 1999, the Company completed additional closings and as of March 28, 2000 (the BCSP final closing date), equity commitments totaled $287,500, of which the Company's equity commitment was $57,500. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. For a period of up to two years from October 1, 1999, BCSP will be the Company's exclusive real estate investment vehicle. As of March 31, 2001, the Company has funded approximately $3,200 of its committed investment. In connection with the formation of BCSP, for the three months ended March 31, 2000, the Company incurred affiliate formation expenses of

                         BEACON CAPITAL PARTNERS, INC.

                                 MARCH 31, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) approximately $2,054. The expenses consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP.

    On March 17, 2000, BCSP obtained a $137,500 secured revolving credit facility. On June 14, 2000, BCSP sold 233 Fremont Street, a property located in San Francisco, California that was undergoing redevelopment. The property was sold for approximately $145,894, including approximately $15,894 held in escrow pending completion of the property's redevelopment. A portion of the escrow funds were subsequently expended. BCSP oversaw the redevelopment and the buyer funded the remaining redevelopment costs. The redevelopment was substantially completed in the second quarter of 2001. For the three months ended March 31, 2001 and the year ended December 31, 2000, BCSP recognized a gain on the sale of approximately $1,592 and $71,643, respectively. Pursuant to the applicable accounting rules, an additional gain estimated at approximately $6,368 has been deferred by BCSP and is expected to be realized in future periods in 2001. The Company's share of the recognized gain for the three months ended March 31, 2001 and the year ended December 31, 2000 was approximately $511 and $25,736, respectively. On June 28, 2000, BCSP distributed $70,000 of the sale proceeds, of which the Company's share was approximately $25,169.

5. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignments of leases, total $30,731 at March 31, 2001. Mortgage notes payable with fixed interest rates ranging from 7.75% to 9.25% and maturities ranging from May 2002 to October 2022 total $18,231. A variable rate mortgage note payable with a current interest rate of approximately 7.27% at March 31, 2001 matures in April 2002 and totals $12,500. The net book value of the mortgaged assets is approximately $64,196 at March 31, 2001.

    Future minimum principal payments due during the next five years and thereafter are as follows:

2001...............................................  $   341
2002...............................................   14,313
2003...............................................      417
2004...............................................    3,522
2005...............................................    8,769
Thereafter.........................................    3,369
                                                     -------
Total                                                $30,731
                                                     =======

6. NOTE PAYABLE--INTERIM FINANCING

    On June 28, 1999, the Company obtained $100,000 of secured interim financing (the "Interim Financing") from Bankers Trust Company. On December 3, 1999, the Company executed an amendment to the Interim Financing that increased the loan amount to $130,000. The Draper Building, which was sold on April 19, 2000, was part of the collateral for the Interim Financing and as a condition of the property's release, the Interim Financing was paid down by approximately $32,170. The Interim Financing matured in June 2000 and pursuant to the terms of the note, the Company exercised its option to extend the maturity date to June 2001. On February 9, 2001, in conjunction with the sale of Technology Square, the Interim Financing was paid off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: risks associated with the adoption of the Asset Sale Plan; real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, the need to lease new developments and redevelopments and the ability of a property to generate revenue sufficient to meet debt service payments and other operating expenses; risks associated with borrowing, such as the possibility that we will not have sufficient funds available to make principal payments on outstanding debt and outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to us; the impact of pending or future litigation; variations in quarterly operating results; securities held for investment are subject to fluctuations in valuation based upon the performance of the underlying businesses; risks that some of our investments could cause us to fail to qualify as a REIT; and those risks and uncertainties contained elsewhere in this report and under the heading "Risk Factors" beginning on page 9 on our Form 10-K as filed with the Securities and Exchange Commission on March 23, 2001.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our consolidated financial statements include Beacon Capital Partners, Inc. ("BCP") and Beacon Capital Partners, L.P. (the "Operating Partnership"), our majority-owned partnership.

RESULTS OF OPERATIONS

    SUMMARY

    Changes in revenues and expenses for the three months ended March 31, 2001 and 2000 were primarily due to the timing of investment, financing and sale transactions and redevelopment and releasing programs during 2000 and 2001. The Technology Square Building 300 development commenced in January 2000; The Athenaeum Portfolio was refinanced in April 2000; The Draper Building was sold in April 2000; some of the assets in The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) were sold in June 2000; BCSP sold 233 Fremont Street in June 2000; the first building in Mathilda Research Centre was completed in June 2000; the repurchase of common stock of BCP and certain voting trust interests in accordance with the share repurchase program occurred in July 2000; the development of Technology Square Buildings 600 and 700 commenced in August 2000; additional Wyndham preferred stock was distributed in November 2000; $3.2 million of capital was contributed to BCSP in December 2000; the remaining assets in The Athenaeum Portfolio (One Kendall Square) were sold in December 2000; Technology Square was sold in February 2001; the Interim Financing was paid off in February 2001; cash dividends totaling $8.00 per share were paid in the first quarter of 2001; the second building in Mathilda Research Centre was completed in the first quarter of 2001; the office portion of Millennium Tower was completed in the first quarter of 2001; the marketing and sales of Millennium Tower residential condominiums commenced in the first quarter of 2001; and our shareholders adopted the Asset Sale Plan in April 2001 which authorizes us to sell, transfer or exchange all or substantially all of our assets.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    Total revenues were $8.5 million and $19.5 million for the three months ended March 31, 2001 and 2000, respectively. Rental income was $6.9 million and $8.4 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of $1.5 million was due to the sale of Technology Square offset by increased rents in Fort Point Place and the Dallas Office and Industrial Portfolio. Reimbursement of operating expenses and real estate taxes remained unchanged at $0.3 million for both the three months ended March 31, 2001 and 2000. Equity in earnings of partnership and joint ventures was $1.9 million and $2.9 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of $1.0 million was due to the sale of The Athenaeum Portfolio and reduced income from BCSP, offset by earnings from Mathilda Research Centre and Millennium Tower. Interest and dividend income was $1.4 million and $1.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $0.1 million was due to interest earned from cash on hand offset by Wyndham dividends received in 2000. Gains (losses) on investments were ($2.2) million and $6.4 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of $8.6 million was due to the Cypress investment gain recognized in 2000, and Cypress and CO Space losses recognized in 2001. Other income remained unchanged at $0.2 million for both the three months ended March 31, 2001 and 2000.

    Total expenses were $12.5 million and $12.0 million for the three months ended March 31, 2001 and 2000, respectively. Property operating expenses were $2.5 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $0.2 million was due to increased expenses in the Dallas Office and Industrial Portfolio. Real estate taxes were $0.9 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of $0.3 million was due to the sale of Technology Square. General and administrative expenses were $6.5 million and $2.9 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $3.6 million was primarily due to management personnel bonuses for 2000 achievements that were expensed and paid in 2001. Affiliate formation expenses were $2.1 million for the three months ended March 31, 2000. Affiliate formation expenses were costs incurred in the formation of BCSP and consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP. Interest expense was $1.1 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of $0.5 million was due to interest on the Interim Financing offset by capitalized interest. Depreciation and amortization was $1.5 million and $1.9 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of $0.4 million was due to the sale of Technology Square.

    The gains on sales of real estate for the three months ended March 31, 2001 of $71.8 million resulted from the recognized gain on the sale of Technology Square of $71.3 million and our share of the gain on the sale of 233 Fremont Street recognized in 2001. The minority interest in consolidated partnership of $0.7 million and $0.9 million for the three months ended March 31, 2001 and 2000, respectively, represent the portion of the Operating Partnership that is not owned by BCP.

FUTURE RESULTS OF OPERATIONS

    We anticipate that future periods will be impacted by future dispositions expected under the Asset Sale Plan. Rental income will decline as a result of the sale of Technology Square in February 2001 and future sales expected under the Asset Sale Plan. Equity in earnings of partnership and joint ventures may increase due to the completion and lease up of Mathilda Research Centre and Millennium Tower, until such time that they are disposed of under the Asset Sale Plan. Property operating and related expenses are also expected to decline as a result of the sale of Technology Square and the associated payoff of debt and future sales expected under the Asset Sale Plan. We have initiated the sale of the Dallas Office and Industrial Portfolio, which consists of fourteen separate properties. We expect to have multiple sale transactions and recognize losses on the sales.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $74.9 million at March 31, 2001 as compared to $83.8 million at December 31, 2000. The decrease of $8.9 million was primarily the result of (i) the payments of the January 2001 and March 2001 dividends to stockholders and distributions to unitholders, (ii) the payoff the Interim Financing and (iii) the payment of Technology Square development costs, all offset by (i) proceeds from the sale of Technology Square and (ii) cash flow from operations.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be provided for by cash flow from operating activities, sales of assets and current cash balances. We believe that our 2001 distribution requirement to maintain our REIT qualification will be met from our 2001 cash distributions to date ($8.00 per share of common stock of BCP) and from future distributions expected from the implementation of the Asset Sale Plan. We believe our other short-term liquidity needs are the funding of BCSP capital commitments, the completion of current development projects and funding of the management incentive plan. We expect to fund these needs from current cash balances, mortgages and other debt instruments, and through sales of assets.

    We expect to meet long-term (greater than 12 months) liquidity requirements for the completion of current development projects, scheduled debt maturities, other non-recurring capital improvements and funding of the management incentive plan through sales of assets, indebtedness, and from current cash balances.

CAPITALIZATION

    As of March 31, 2001, our total consolidated debt was approximately
$30.7 million and our total consolidated debt plus our proportionate share of total unconsolidated debt was approximately $103.1 million. The following table sets forth certain information regarding our consolidated and unconsolidated debt obligations, including obligations relating to specific properties. We have not entered into any hedging transactions and the variable interest rates reflected in the table are the weighted averages of the outstanding loan layers. All of the debt is non-recourse to us, with certain exceptions such as liability for fraud, misapplication of insurance proceeds, environmental matters and certain guarantees for completion of construction.

                                                                        CURRENT
                                                                       INTEREST
                                                         COMPANY'S      RATE AT
                                            PRINCIPAL     PORTION      MARCH 31,   MATURITY        PREPAYMENT
DEBT                                         AMOUNT     OF PRINCIPAL     2001        DATE          PROVISIONS
----                                        ---------   ------------   ---------   --------       -------------
                                             (DOLLARS IN MILLIONS)
CONSOLIDATED DEBT
FIXED RATE:

DALLAS OFFICE AND INDUSTRIAL PORTFOLIO:

Northcreek Place..........................   $  4.1        $  4.1         7.80%     12/1/05       Prepayable
                                                                                                  subject to
                                                                                                  conditions(a)

One Glen Lakes............................      5.5           5.5         7.75%      9/1/05       Prepayable
                                                                                                  subject to
                                                                                                  conditions(b)

Greenville Place..........................      3.3           3.3         7.80%     12/1/04       Prepayable
                                                                                                  subject to
                                                                                                  conditions(c)

Plaza at Walnut Hill......................      1.4           1.4         9.00%            (d)    Prepayable
                                                                                                  subject to
                                                                                                  conditions(e)

Richardson Business Center................      1.4           1.4         9.00%            (f)    Prepayable
                                                                                                  subject to
                                                                                                  conditions(g)

Park North Business Center................      1.0           1.0         8.25%            (h)    Prepayable
                                                                                                  subject to
                                                                                                  conditions(i)

T. I. Business Park.......................      1.5           1.5         9.25%      5/1/02       Prepayable
                                            -------      --------        -----                    subject to
                                                                                                  conditions(j)

Subtotal / Weighted Average

  Fixed Rate Debt.........................     18.2          18.2         8.11%
                                             ------        ------       ------

VARIABLE RATE:

Fort Point Place..........................     12.5          12.5         7.27%            (k)    Prepayable
                                            -------      --------      -------                    subject to
                                                                                                  conditions(l)

Subtotal / Weighted Average
  Variable Rate Debt......................     12.5          12.5         7.27%
                                             ------        ------       ------

Subtotal / Weighted Average
  Consolidated Debt.......................     30.7          30.7         7.77%
                                             ------        ------       ------

                                                                        CURRENT
                                                                       INTEREST
                                                         COMPANY'S      RATE AT
                                            PRINCIPAL     PORTION      MARCH 31,   MATURITY        PREPAYMENT
DEBT                                         AMOUNT     OF PRINCIPAL     2001        DATE          PROVISIONS
----                                        ---------   ------------   ---------   --------       -------------
                                             (DOLLARS IN MILLIONS)
UNCONSOLIDATED DEBT
VARIABLE RATE:

Beacon Capital Strategic
  Partners, L.P. (m)......................     74.4          14.9         6.14%            (m)    Prepayable
                                                                                                  subject to
                                                                                                  conditions(l)

Mathilda Research Centre I................     37.6          32.9         7.82%    10/25/02       Prepayable
                                                                                                  subject to
                                                                                                  conditions(l)

Mathilda Research Centre II...............      4.0           3.5         7.57%    12/29/03       Prepayable
                                                                                                  subject to
                                                                                                  conditions(l)

Millennium Tower..........................     31.5          21.1         7.53%            (n)    Prepayable
                                            -------      --------      -------                    subject to
                                                                                                  conditions(l)

Subtotal / Weighted Average
  Unconsolidated Debt.....................    147.5          72.4         7.38%
                                             ------        ------       ------

Total / Weighted Average..................   $178.2        $103.1         7.49%
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

    The following table, which includes both consolidated and unconsolidated debt, summarizes the scheduled amortization of principal and maturities of the loans outstanding as of March 31, 2001.

                                               SCHEDULED
                                              AMORTIZATION   MATURITIES    TOTAL
                                              ------------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
4/1/01-12/31/01.............................     $  341       $ 13,900    $ 14,241
2002........................................        399         68,870      69,269
2003........................................        417          3,527       3,944
2004........................................        438          3,083       3,521
2005........................................        259          8,510       8,769
Thereafter..................................      3,369             --       3,369
                                                 ------       --------    --------
  Total.....................................     $5,223       $ 97,890    $103,113
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

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 2001         2000
                                                              ----------   ----------
                                                              (UNAUDITED, DOLLARS IN
                                                                    THOUSANDS)
Income (loss) before gains on sales of real estate, minority interest and extraordinary item...........................
                                                                $(3,991)     $ 7,560
Add real estate related depreciation and amortization:
  Consolidated entities.....................................      1,369        1,519
  Joint venture entities....................................        591          552
                                                                -------      -------
Funds from operations before minority interest..............     (2,031)       9,631
Company share of consolidated partnership...................      98.97%       88.40%
                                                                -------      -------
Company funds from operations...............................    $(2,010)     $ 8,514
                                                                =======      =======
Weighted average number of common shares outstanding (in
  thousands)................................................     21,731       20,974
                                                                =======      =======

For the periods presented above, our FFO results would be the same using both the March 1995 and October 1999 definitions.

PROPERTY INFORMATION

    The following table sets forth the Total Area, the Percentage Leased, the Average Base Rent (as defined below) and the Average Net Effective Rent (as defined below) per square foot for each of the properties we owned or had an interest in (excluding properties controlled by BCSP) as of March 31, 2001. Base Rent is gross rent excluding payments by tenants on account of real estate taxes and operating expense escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation charges, less total operating expenses and real estate taxes.

                                                                                     AVERAGE    AVERAGE
                                                                TOTAL        %         BASE     NET EFF
PROPERTY                                                        AREA       LEASED      RENT       RENT
--------                                                      ---------   --------   --------   --------
SOUTH BOSTON, MA:
Fort Point Place (1)........................................    145,222      97%      $32.21     $25.75
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average South Boston, MA..............    145,222      97%       32.21      25.75
                                                              ---------     ----      ------     ------
SUBURBAN DALLAS, TX:
  OFFICE
Bank One LBJ................................................     42,000      84%       14.56       6.89
Brandywine Place............................................     66,237      89%       14.27      10.25
Crosspoint Atrium...........................................    220,212      88%       14.70       9.57
Forest Abrams Place.........................................     68,827      74%       14.28       7.45
6500 Greenville Avenue......................................    114,600      74%       15.96       8.62
Northcreek Place II.........................................    163,303      83%       15.63       9.03
One Glen Lakes..............................................    166,272      96%       17.90      14.57
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average...............................    841,451      85%       15.66      10.24
                                                              ---------     ----      ------     ------
R&D / INDUSTRIAL
Park North Business Center..................................     36,885     100%        9.11       7.19
Plaza at Walnut Hill........................................     88,280      90%        8.55       8.34
Richardson Business Center..................................     66,300     100%        6.00       6.40
Richardson Commerce Centre..................................     60,517      88%        7.38       5.45
Sherman Tech................................................     16,176     100%        7.49       4.63
T I Business Park...........................................     96,902      88%        8.25       6.66
Venture Drive Tech Center...................................    128,322      60%        5.01       3.67
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average...............................    493,382      84%        7.28       6.19
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average Suburban Dallas, TX...........  1,334,833      85%       12.59       8.76
                                                              ---------     ----      ------     ------
SEATTLE, WA:
Millennium Tower (2)........................................    199,384      81%       33.32      36.37
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average Seattle, WA...................    199,384      81%       33.32      36.37
                                                              ---------     ----      ------     ------
SUNNYVALE, CA:
Mathilda Research Centre (3)................................    266,750     100%       30.98      37.69
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average Sunnyvale, CA.................    266,750     100%       30.98      37.69
                                                              ---------     ----      ------     ------
  Total / Weighted Average Properties.......................  1,946,189      87%      $19.07     $17.32
                                                              =========     ====      ======     ======

--------------------------

(1) Fort Point Place includes two additional buildings that are not included in these figures. The two buildings consist of approximately 137,000 square feet of recently converted residential condominiums. We are currently in the process of selling the condominiums and as of March 31, 2001, 97 of the 120 units have been sold.

(2) We own Millennium Tower with our joint venture partner, HA L.L.C., an affiliate of Martin Smith Real Estate Services. Millennium Tower leases are NNN leases. Millennium Tower includes approximately 61,000 square feet of residential condominiums that are not included in these figures. The joint venture is currently marketing the condominiums for sale and as of March 31, 2001, 2 of the 20 units have been sold.

(3) We own Mathilda Research Centre with our joint venture partner, Mathilda Partners LLC, an affiliate of Menlo Equities. Mathilda Research Centre is comprised of two buildings, 1194 and 1184 Mathilda Avenue. Both buildings are leased to Juniper Networks on a NNN basis.

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties we owned or had an interest in (excluding properties controlled by BCSP) as of March 31, 2001.

                                             SQUARE     % OF SQUARE    ANNUAL    % ANNUAL      # OF
                                             FEET(1)      FEET(2)     RENT(3)    RENT(4)    TENANTS(5)
                                            ---------   -----------   --------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
April 1, 2001 - December 31, 2001.........    120,900        6.2%     $ 1,365       3.5%         52
2002......................................    259,507       13.3%       4,128      10.5%         64
2003......................................    316,425       16.3%       4,277      10.8%         79
2004......................................    131,476        6.8%       1,884       4.8%         37
2005......................................    277,067       14.2%       6,012      15.2%         38
Thereafter................................    596,310       30.6%      21,807      55.2%         20
                                            ---------       ----      -------     -----         ---
  Total...................................  1,701,685       87.4%     $39,473     100.0%        290
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

    The following table summarizes our debt obligations outstanding as of March 31, 2001. This information should be read in conjunction with Notes 5 and 6 to the condensed consolidated financial statements and with the information contained under Capitalization in Part I--Item 2.

                                                         EXPECTED MATURITY DATE
                        4/1/01-
                        12/31/01     2002       2003       2004       2005     THEREAFTER    TOTAL     FAIR VALUE
                        --------   --------   --------   --------   --------   ----------   --------   ----------
                                                         (DOLLARS IN THOUSANDS)
Liabilities
DEBT:
----------------------
FIXED RATE............  $   341    $ 1,813     $ 417      $3,522     $8,769      $ 3,369    $ 18,231    $ 18,967
Weighted Average Fixed
  Interest Rate.......     8.1%       8.0%      8.0%        8.1%       8.8%         8.8%        8.3%

VARIABLE RATE.........       --    $12,500        --          --         --           --    $ 12,500    $ 12,500
Current Variable
  Interest Rate.......       --       7.3%        --          --         --           --        7.3%

                         BEACON CAPITAL PARTNERS, INC.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities and Use of Proceeds

    None.

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    On April 4, 2001, the Company's stockholders voted in favor of a proposal to adopt an asset sale plan for the Company. The vote was 15,219,828 in favor and 2,129,083 against. The stockholders voted against a proposal to amend the Company's charter. The vote was 12,711,835 in favor and 4,637,076 against; however, in order to pass, this proposal required a favorable vote from shareholders holding at least two-thirds of all outstanding shares.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)   3.1    Articles of Incorporation.(1)
              3.2    Certificate of Correction to Articles of Incorporation.(1)
              3.3    Amended and Restated By-laws.(1)
              3.4    Amended and Restated Agreement of Limited Partnership of
                       Beacon Capital Partners, L.P.(2)

------------------------

(1) Previously filed as an exhibit to BCP's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on June 16, 1998.

(2) Previously filed as an exhibit to BCP's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      BEACON CAPITAL PARTNERS, INC.

                                                      /s/ RANDY J. PARKER
                                                      ------------------------------------------------
                                                      Randy J. Parker
                                                      Chief Financial Officer (Authorized Officer and
May 14, 2001                                          Principal Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
Exhibit 3.1             Articles of Incorporation (1)

Exhibit 3.2             Certificate of Correction to Articles of Incorporation (1)

Exhibit 3.3             Amended and Restated By-laws (1)

Exhibit 3.4             Amended and Restated Agreement of Limited Partnership of
                        Beacon Capital Partners, L.P. (2)

------------------------

(1) Previously filed as an exhibit to BCP's Registration Statement on Form S-11 (SEC File No. 333-56937) filed with the Commission on June 16, 1998.

(2) Previously filed as an exhibit to BCP's Annual Report on Form 10-K for the year ended December 31, 2000.