Form 10-Q
period 2001-06-30
BEACON CAPITAL PARTNERS INC
filed 2001-08-13
CIK 1063893

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                    Yes X  No __

    Number of Common Shares outstanding at the latest practicable date, August 10, 2001: 21,730,888 shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                       --------
Part I--Financial Information

Item 1.  Condensed Consolidated Financial Statements.................         1

         Condensed Consolidated Balance Sheets--June 30, 2001
           (Unaudited) and December 31, 2000.........................         1

         Condensed Consolidated Statements of Operations--Three and
           Six Months Ended June 30, 2001 and 2000 (Unaudited).......         2

         Condensed Consolidated Statements of Cash Flows--Six Months
           Ended June 30, 2001 and 2000 (Unaudited)..................         3

         Notes to Condensed Consolidated Financial Statements........         4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................        10

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................        16

Part II--Other Information

Item 1.  Legal Proceedings...........................................        17

Item 2.  Changes in Securities and Use of Proceeds...................        17

Item 3.  Defaults Upon Senior Securities.............................        17

Item 4.  Submission of Matters to a Vote of Security Holders.........        17

Item 5.  Other Information...........................................        17

Item 6.  Exhibits and Reports on Form 8-K............................        17

Exhibit Index........................................................        19

PART I--FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         BEACON CAPITAL PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
ASSETS
Real Estate:
  Land......................................................   $   2,890      $  35,264
  Buildings, improvements and equipment.....................      17,874        228,764
                                                               ---------      ---------
                                                                  20,764        264,028
  Less accumulated depreciation.............................       1,635         12,607
                                                               ---------      ---------
                                                                  19,129        251,421

Deferred financing and leasing costs, net of accumulated
  amortization of $570 and $1,421, respectively.............         565          4,396
Cash and cash equivalents...................................     115,295         83,821
Restricted cash.............................................          43            366
Accounts receivable, net....................................       1,866          4,262
Deferred rent receivable....................................         177          2,222
Other assets................................................       1,195          1,504
Investments in partnership, joint ventures and
  corporations..............................................      51,903         55,274
                                                               ---------      ---------
      Total assets..........................................   $ 190,173      $ 403,266
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................   $  25,340      $  30,797
  Note payable--interim financing...........................          --         97,830
  Accounts payable and accrued expenses.....................      22,671         17,205
  Deferred gain on sale of real estate......................      29,079             --
                                                               ---------      ---------
      Total liabilities.....................................      77,090        145,832
                                                               ---------      ---------
Commitments and contingencies...............................          --             --

Minority interest in consolidated partnership...............       1,047          2,544
                                                               ---------      ---------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares
    authorized, none issued or outstanding..................          --             --
  Excess stock; $.01 par value, 250,000,000 shares
    authorized, none issued or outstanding..................          --             --
  Common stock; $.01 par value, 500,000,000 shares
    authorized, 21,730,888 shares issued and outstanding....         217            217
  Additional paid-in capital................................     412,414        412,414
  Cumulative net income.....................................     146,936         95,843
  Cumulative dividends......................................    (447,406)      (251,827)
  Unrealized loss on marketable equity securities...........        (125)        (1,757)
                                                               ---------      ---------
      Total stockholders' equity............................     112,036        254,890
                                                               ---------      ---------
      Total liabilities and stockholders' equity............   $ 190,173      $ 403,266
                                                               =========      =========

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
Revenues:
  Rental income........................................  $  4,168   $  8,524   $11,109    $16,940
  Reimbursement of operating expenses and real estate
    taxes..............................................         7        374       293        690
  Equity in earnings of partnership and joint
    ventures...........................................     2,066      1,120     3,974      3,972
  Interest and dividend income.........................       915      2,039     2,267      3,334
  Gains (losses) on investments, net...................       (14)        --    (2,210)     6,414
  Other income.........................................       137        325       316        581
                                                         --------   --------   -------    -------
      Total revenues...................................     7,279     12,382    15,749     31,931
                                                         --------   --------   -------    -------
Expenses:
  Property operating...................................     1,621      2,510     4,072      4,764
  Real estate taxes....................................       344      1,190     1,248      2,439
  General and administrative...........................     2,974      2,837     9,489      5,764
  Affiliate formation expenses.........................        --         --        --      2,054
  Interest expense.....................................       505        844     1,594      2,484
  Depreciation and amortization........................       949      1,936     2,451      3,801
                                                         --------   --------   -------    -------
      Total expenses...................................     6,393      9,317    18,854     21,306
                                                         --------   --------   -------    -------
Income (loss) before gains (losses) on sales of real
  estate, minority interest and extraordinary items....       886      3,065    (3,105)    10,625
Gains (losses) on sales of real estate.................   (17,107)    58,537    54,727     58,537
                                                         --------   --------   -------    -------
Income (loss) before minority interest and
  extraordinary items..................................   (16,221)    61,602    51,622     69,162
Minority interest in consolidated partnership..........       167     (7,149)     (529)    (8,026)
                                                         --------   --------   -------    -------
Income (loss) before extraordinary items...............   (16,054)    54,453    51,093     61,136
Extraordinary items, net of minority interest..........        --     (4,562)       --     (4,574)
                                                         --------   --------   -------    -------
      Net income (loss)................................  $(16,054)  $ 49,891   $51,093    $56,562
                                                         ========   ========   =======    =======
Income (loss) before extraordinary items per common
  share-basic and diluted..............................  $  (0.74)  $   2.60   $  2.35    $  2.92
Extraordinary items per common share-basic and
  diluted..............................................        --      (0.22)       --      (0.22)
                                                         --------   --------   -------    -------
Net income (loss) per common share-basic and diluted...  $  (0.74)  $   2.38   $  2.35    $  2.70
                                                         ========   ========   =======    =======
Weighted average number of common shares outstanding
  (in thousands).......................................    21,731     20,973    21,731     20,973
                                                         ========   ========   =======    =======

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  51,093   $  56,562
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................      1,790       2,789
    Amortization............................................        661       1,012
    Extraordinary items, net of minority interest...........         --       4,574
    Gains (losses) on sales of real estate..................    (54,727)    (58,537)
    Equity in earnings of partnership and joint ventures....     (3,974)     (3,972)
    Distributions from partnership and joint venture........      5,999       5,591
    Gains (losses) on investments, net......................      2,210      (6,414)
    Minority interest in consolidated partnership...........        529       8,026
  Increase (decrease) in cash arising from changes in
    operating assets and liabilities:
    Restricted cash.........................................        323         592
    Accounts receivable.....................................      2,018      (1,030)
    Deferred rent receivable................................       (175)       (767)
    Other assets............................................       (436)      1,159
    Accounts payable and accrued expenses...................      5,538      (2,520)
                                                              ---------   ---------
      Net cash provided by operating activities.............     10,849       7,065
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements...........    (24,944)    (34,443)
  Proceeds from real estate asset sales.....................    344,498      72,085
  Payment of deferred leasing costs.........................       (366)       (584)
  Investments in partnership, joint ventures and
    corporations............................................       (480)     (8,023)
  Distribution from joint venture...........................      3,060      78,519
                                                              ---------   ---------
      Net cash provided by investing activities.............    321,768     107,554
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage note...............................     11,500          --
  Repayments on mortgage notes..............................    (16,957)       (153)
  Proceeds from note payable--interim financing.............         --       7,500
  Repayment on note payable--interim financing..............    (97,830)    (32,170)
  Payment of deferred financing costs.......................       (251)       (181)
  Repurchase of common stock................................         --         (18)
  Distribution payments to minority interests...............     (2,026)     (9,637)
  Dividend payments to stockholders.........................   (195,579)    (73,405)
                                                              ---------   ---------
      Net cash used by financing activities.................   (301,143)   (108,064)
                                                              ---------   ---------

Net increase in cash and cash equivalents...................     31,474       6,555
Cash and cash equivalents, beginning of period..............     83,821      76,927
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 115,295   $  83,482
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Distribution of Cypress stock to minority interests.........  $      --   $   2,073
Dividend of Cypress stock to stockholders...................         --      15,793
Distribution of CO Space stock to minority interests........         --         928
Dividend of CO Space stock to stockholders..................         --       7,065
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest, net of capitalized interest of $580
  and $4,047, respectively..................................  $   2,324   $   3,249

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

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

    At June 30, 2001, the Company's investments in marketable equity securities were included in other assets and had a fair value of approximately $100 and an unrealized loss of approximately $125. Comprehensive income after giving effect to the change in the unrealized loss was $50,968 for the six months ended
June 30, 2001. Net income and comprehensive income were the same for the six months ended June 30, 2000.

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

    On March 17, 1998, BCP was reincorporated as a Maryland corporation and on March 20, 1998, BCP completed an initial private offering in accordance with
Section 4(2) of the Securities Act of 1933. BCP initially issued 17,360,769 common shares with proceeds, net of expenses, of $323,110. In April 1998, 3,613,163 additional shares were issued through the exercise of the underwriter's over-allotment, with proceeds, net of expenses, of $66,620.

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole General Partner of, and, as of June 30, 2001, holds approximately 99% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The limited partnership interests not held by BCP are presented as minority interest in consolidated partnership in the accompanying condensed consolidated financial statements. On June 24, 1998, $51,359 in Operating Partnership units were issued to Luddite Associates, an affiliate of The Prudential Insurance Company of America, in connection with the purchase of the property known as Technology Square and The Draper Building. On October 17, 2000, Luddite Associates converted its Operating Partnership units to common stock of BCP.

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

2. ORGANIZATION (CONTINUED)
As of June 30, 2001, $4,228 in Operating Partnership units had been issued to Messrs. Leventhal's and Fortin's family trusts for cash. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

    On April 4, 2001, the Company adopted, and the shareholders approved an asset sale plan (the "Asset Sale Plan") which will permit the Company to sell, transfer or exchange all or substantially all of its assets.

3. REAL ESTATE

    In September 2000, the Company commenced the sales of the Fort Point Place residential condominiums and as of June 30, 2001, 112 of the 120 units have been sold. On February 9, 2001, the Company sold Technology Square, a property consisting of existing buildings, buildings under development and permitted land for additional development for approximately $278,785. The Company will continue to oversee the development and the buyer will fund the remaining development costs for the new buildings. Under the terms of the purchase and sale agreement, in order to avoid financial penalties, the Company is required to complete the construction of the new buildings by specific dates and within budget. The development is scheduled to be completed in the third quarter of 2002. As of June 30, 2001, the Company recognized a gain on the sale of approximately $77,789. Pursuant to the applicable accounting rules, an additional gain estimated at approximately $29,079 has been deferred and is expected to be realized in future periods as construction is completed. In June 2001, in two separate transactions, the Company sold 12 of the 14 properties in the Dallas Office and Industrial Portfolio for $63,300 and recognized an aggregate loss of approximately $24,002 on the transactions. On July 10, 2001, the Company sold the two Fort Point Place office buildings for $29,500. The Fort Point Place office buildings had a net book value of approximately $11,238 at June 30, 2001 and the Company will recognize a gain on the transaction.

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

                                 JUNE 30, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) A reconciliation of the underlying net assets to the Company's carrying value of investments in partnership, joint ventures and corporations is as follows:

                                           THE      MATHILDA    MATHILDA
                                        ATHENAEUM   RESEARCH    RESEARCH    MILLENNIUM
                                        PORTFOLIO    CENTRE    CENTRE II      TOWER        BCSP       TOTAL
                                        ---------   --------   ----------   ----------   --------   ---------
Operating Partnership equity interest
  (including accumulated earnings,
  net of distributions)..............   $    221    $16,405      $7,568      $19,754     $  1,817   $  45,765
Other costs..........................         --      2,504         506        3,032           96       6,138
                                        --------    -------      ------      -------     --------   ---------
Carrying value of investments in
  partnership, joint ventures and
  corporations at June 30, 2001......   $    221    $18,909      $8,074      $22,786     $  1,913   $  51,903
                                        ========    =======      ======      =======     ========   =========
Equity in earnings of partnership and
  joint ventures
Six months ended
  June 30, 2001......................   $     --    $ 2,097      $   --      $   754     $  1,123   $   3,974
  June 30, 2000......................      1,753        (91)         --           --        2,310       3,972
Operating Partnership share of gains
  on sales of real estate
Six months ended
  June 30, 2001......................   $     --    $    --      $   --      $    --     $    940   $     940
  June 30, 2000......................     12,618         --          --           --       18,597      31,215
Operating Partnership share of
  extraordinary items
Six months ended
  June 30, 2001......................   $     --    $    --      $   --      $    --     $     --   $      --
  June 30, 2000......................     (5,149)        --          --           --          (25)     (5,174)

THE ATHENAEUM PORTFOLIO

    In 1998, Beacon/PW Kendall LLC, a joint venture of the Company and PW Acquisitions IX, LLC, an affiliate of PaineWebber, purchased The Athenaeum Portfolio, an 11 building 970,000 square foot mixed-use portfolio located in Cambridge, Massachusetts. In 2000, in two separate transactions, the joint venture sold The Athenaeum Portfolio and recognized an aggregate gain on the sales of approximately $64,865, of which the Company's share was approximately $32,432.

MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California, known as Mathilda Research Centre. The Company and Mathilda Partners LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, CA, on which it developed Mathilda Research Centre. The first building (approximately 144,000 square feet) was completed in June 2000 and the second building (approximately 123,000 square

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED)
feet) was completed in March 2001. Both buildings are leased to Juniper Networks, Inc. ("Juniper Networks"). The estimated cost of the 267,000 square foot development was approximately $64,000. The joint venture has obtained a $44,000 construction loan from an institutional lender to finance the development, and the balance of the development costs have been funded by equity contributions from the venturers. As of June 30, 2001, the venturers have funded equity contributions of $20,000, of which the Company's portion was $17,500.

MATHILDA RESEARCH CENTRE II

    On August 9, 2000, the Company entered into a joint venture agreement with Mathilda Partners II LLC, an affiliate of Menlo Equities, a California based developer, to develop an additional phase of Mathilda Research Centre in Sunnyvale, California, also for Juniper Networks. The Company and Mathilda Partners II LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 30, 2000, the joint venture acquired a parcel of land at 1220 N. Mathilda Avenue in Sunnyvale, California on which it is developing the additional phase of Mathilda Research Centre. The estimated cost of the proposed 158,000 square foot building is approximately $40,650. The project will be funded from equity contributions of approximately $8,040, of which the Company's portion will be approximately $7,035, and a $32,610 construction loan from an institutional lender. As of June 30, 2001, the members had funded equity contributions of approximately $8,650, of which the Company's portion was approximately $7,568. The Company currently expects a distribution of approximately $533, representing its excess contributions, from loan proceeds when certain conditions are met.

MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate company, to develop a 20-story office/retail and residential tower in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land was contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company agreed to fund the first $19,000 of cash requirements for the venture. As of June 30, 2001, the Company has funded its total commitment of $19,000. The joint venture has obtained a $45,000 construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the project is $72,000, including the value of the land.

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

                                 JUNE 30, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED)
BCSP

    On October 1, 1999, the Company completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners LLC, the Company's wholly-owned subsidiary, is the General Partner. Subsequent to October 1, 1999, the Company completed additional closings and as of March 28, 2000 (the BCSP final closing date), equity commitments totaled $287,500, of which the Company's equity commitment was $57,500. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. For a period of up to two years from October 1, 1999, BCSP will be the Company's exclusive real estate investment vehicle. As of June 30, 2001, the Company has funded approximately $3,200 of its committed investment. In connection with the formation of BCSP, for the six months ended June 30, 2000, the Company incurred affiliate formation expenses of approximately $2,054. The expenses consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP.

    On March 17, 2000, BCSP obtained a $137,500 secured revolving credit facility. On June 14, 2000, BCSP sold 233 Fremont Street, a property located in San Francisco, California that was undergoing redevelopment. The property was sold for approximately $145,894, including approximately $15,894 held in escrow pending completion of the property's redevelopment. A portion of the escrow funds were subsequently expended. BCSP oversaw the redevelopment and the buyer funded the remaining redevelopment costs. The redevelopment was substantially completed in the second quarter of 2001. For the six months ended June 30, 2001 and the year ended December 31, 2000, BCSP recognized a gain on the sale of approximately $2,960 and $71,643, respectively. Pursuant to the applicable accounting rules, additional gain has been deferred by BCSP until future periods, pending receipt of final invoices from contractors and resolution of certain contingencies. The Company's share of the recognized gain for the six months ended June 30, 2001 and the year ended December 31, 2000 was approximately $940 and $25,736, respectively. On June 28, 2000, BCSP distributed $70,000 of the sale proceeds, of which the Company's share was approximately $25,169.

5. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, collateralized by certain properties and assignments of leases, total $25,340 at June 30, 2001. A mortgage note payable in the amount of approximately $1,374 has a fixed interest rate of 9.0% and matures in 2017. A variable rate mortgage note payable in the amount of approximately $23,966 has a current interest rate of approximately 6.16% at June 30, 2001 and matures in May 2003. The net book value of the mortgaged assets is approximately $14,468 at June 30, 2001.

    Future minimum principal payments due during the next five years and thereafter are as follows:

2001........................................................  $    23
2002........................................................       42
2003........................................................   24,012
2004........................................................       51
2005........................................................       55
Thereafter..................................................    1,157
                                                              -------
Total                                                         $25,340
                                                              =======

                         BEACON CAPITAL PARTNERS, INC.

                                 JUNE 30, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

5. MORTGAGE NOTES PAYABLE (CONTINUED)
    On July 10, 2001, in conjunction with the sale of the Fort Point Place office buildings, the variable rate mortgage payable in the amount of approximately $23,966 was paid off.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability to sell properties under the Asset Sale Plan; real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, the need to lease new developments and redevelopments and the ability of a property to generate revenue sufficient to meet debt service payments and other operating expenses; risks associated with borrowing, such as the possibility that we will not have sufficient funds available to make principal payments on outstanding debt and outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to us; the impact of pending or future litigation; variations in quarterly operating results; securities held for investment are subject to fluctuations in valuation based upon the performance of the underlying businesses; risks that some of our investments could cause us to fail to qualify as a REIT; and those risks and uncertainties contained elsewhere in this report, in our Proxy Statement relating to the adoption of the Asset Sale Plan, and under the heading "Risk Factors" beginning on page 9 of our Form 10-K as filed with the Securities and Exchange Commission on March 23, 2001.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

    SUMMARY

    Changes in revenues and expenses for the six months ended June 30, 2001 and 2000 were primarily due to the timing of investment, financing and sale transactions and redevelopment and releasing programs during 2000 and 2001. The Technology Square Building 300 development commenced in January 2000; The Athenaeum Portfolio was refinanced in April 2000; The Draper Building was sold in April 2000; the Interim Financing was paid down by $32.2 million in April 2000; some of the assets in The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) were sold in June 2000; BCSP sold 233 Fremont Street in June 2000; the first building in Mathilda Research Centre was completed in June 2000; the repurchase of common stock of BCP and certain voting trust interests in accordance with the share repurchase program occurred in July 2000; the development of Technology Square Buildings 600 and 700 commenced in August 2000; additional Wyndham preferred stock was distributed in November 2000;
$3.2 million of capital was contributed to BCSP in December 2000; the remaining assets in The Athenaeum Portfolio (One Kendall Square) were sold in December 2000; Technology Square was sold in February 2001; the Interim Financing was paid off in February 2001; cash dividends totaling $9.00 per share were paid in the first six months of 2001; the second building in Mathilda Research Centre was completed in the first quarter of 2001; the office portion of Millennium Tower was completed in the first quarter of 2001; the marketing and sales of Millennium Tower residential condominiums commenced in the first quarter of 2001; our shareholders adopted the Asset Sale Plan in April 2001 which authorizes us to sell, transfer or exchange all or substantially all of our assets; the Fort Point Place loan was increased in May 2001; 12 of the 14 properties of the Dallas Office and Industrial Portfolio were sold in June 2001; the Fort Point Place office buildings were sold in July 2001; and a cash dividend of $1.00 per share was paid in July 2001.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

    Total revenues were $7.3 million and $12.4 million for the three months ended June 30, 2001 and 2000, respectively. Rental income was $4.2 million and $8.5 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $4.3 million was due to the sales of the Technology Square and 12 of the 14 properties of the Dallas Office and Industrial Portfolio offset by increased rents in Fort Point Place. Reimbursement of operating expenses and real estate taxes was $0.0 million and $0.4 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $0.4 million was due to decreased real estate tax reimbursements in the Dallas Office and Industrial Portfolio. Equity in earnings of partnership and joint ventures was $2.1 million and $1.1 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $1.0 million was due to earnings from Mathilda Research Centre and Millennium Tower offset by decreased earnings due to the sale of The Athenaeum Portfolio. Interest and dividend income was $0.9 million and $2.1 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $1.2 million was due to reduced interest earned from cash on hand and Wyndham dividends received in 2000. Other income was $0.1 million and $0.3 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $0.2 million was due to management fees received from The Athenaeum Portfolio in 2000.

    Total expenses were $6.4 million and $9.3 million for the three months ended June 30, 2001 and 2000, respectively. Property operating expenses were $1.6 million and $2.5 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $0.9 million was primarily due to the sale of Technology Square. Real estate taxes were $0.3 million and $1.2 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $0.9 million was due to the sale of Technology Square and lower estimated taxes for the Dallas Office and Industrial Portfolio. General and administrative expenses were $3.0 million and $2.8 million for the three months ended June 30, 2001 and 2000, respectively. Interest expense was $0.5 million and $0.9 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $0.4 million was due to interest on the Interim Financing offset by capitalized interest. Depreciation and amortization was $1.0 million and $1.9 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $0.9 million was primarily due to the sale of Technology Square.

    The losses on sales of real estate for the three months ended June 30, 2001 of $17.1 million resulted from the losses from the sales of 12 of the 14 properties of the Dallas Office and Industrial Portfolio of $24.0 million offset by the additional recognized gain from the sale of Technology Square of $6.5 million and our share of the additional recognized gain on the sale of 233 Fremont Street of $0.4 million. The gains on sales of real estate for the three months ended June 30, 2000 of $58.5 million resulted from the sale of The Draper Building of $27.3 million, our share of the gain on the sale of some of the assets of The Athenaeum Portfolio of $12.6 million and our share of the recognized gain on the sale of 233 Fremont Street of $18.6 million. The minority interest in consolidated partnership of $0.2 and ($7.1) million for the three months ended June 30, 2001 and 2000, respectively, represent the portion of the Operating Partnership that is not owned by BCP. The extraordinary items, net of minority interest of ($4.6) million for the three months ended June 30, 2000 are primarily due to our share of the write-off of transaction costs and unamortized deferred financing costs as a result of the refinancing of The Athenaeum Portfolio.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    Total revenues were $15.7 million and $31.9 million for the six months ended June 30, 2001 and 2000, respectively. Rental income was $11.1 million and $16.9 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $5.8 million was due to the sales of Technology Square and 12 of the 14 properties of the Dallas Office and Industrial Portfolio offset by increased rents in Fort Point Place. Reimbursement of operating expenses and real estate taxes was $0.3 million and $0.7 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $0.4 million was due to decreased real estate tax reimbursements in the Dallas Office and Industrial Portfolio. Equity in earnings of partnership and joint ventures was flat at $4.0 million for the six months ended June 30, 2001 and 2000. The composition of the amounts from year to year was different due to 2001 increased earnings from Mathilda Research Centre and Millennium Tower and reduced earnings from BCSP and The Athenaeum Portfolio. Interest and dividend income was $2.2 million and $3.3 million for the six months ended
June 30, 2001 and 2000, respectively. The decrease of $1.1 million was due to Wyndham dividends received in 2000 and reduced interest earned from cash on hand. Gains (losses) on investments were ($2.2) million and $6.4 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $8.6 million was due to the Cypress gain recognized in 2000 and Cypress and CO Space losses recognized in 2001. Other income was $0.3 million and $0.6 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $0.3 million was due to management fees received from The Athenaeum Portfolio in 2000.

    Total expenses were $18.8 million and $21.3 million for the six months ended June 30, 2001 and 2000, respectively. Property operating expenses were $4.1 million and $4.8 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $0.7 million was primarily due to the sale of Technology Square. Real estate taxes were $1.2 million and $2.4 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $1.2 million was due to the sale of Technology Square and lower estimated taxes for the Dallas Office and Industrial Portfolio. General and administrative expenses were $9.5 million and $5.8 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $3.7 million was primarily due to management personnel bonuses for 2000 achievements that were expensed and paid in 2001. Affiliate formation expenses were $2.0 million for the six months ended June 30, 2000. Affiliate formation expenses were costs incurred in the formation of BCSP and consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP. Interest expense was $1.6 million and $2.5 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $0.9 million was due to interest on the Interim Financing offset by capitalized interest. Depreciation and amortization was $2.4 million and $3.8 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $1.4 million was primarily due to the sale of Technology Square.

    The gains on sales of real estate for the six months ended June 30, 2001 of $54.7 million resulted from the recognized gain from the sale of Technology Square of $77.8 million and our share of the additional recognized gain on the sale of 233 Fremont Street of $0.9 million, offset by the losses from the sales of 12 of the 14 properties of the Dallas Office and Industrial Portfolio of $24.0 million. The gains on sales of real estate for the six months ended
June 30, 2000 of $58.5 million resulted from the sale of The Draper Building of $27.3 million, our share of the gain on the sale of some of the assets of The Athenaeum Portfolio of $12.6 million and our share of the recognized gain on the sale of 233 Fremont Street of $18.6 million. The minority interest in consolidated partnership of ($0.5) and ($8.0) million for the six months ended June 30, 2001 and 2000, respectively, represent the portion of the Operating Partnership that is not owned by BCP. The extraordinary items, net of minority interest of ($4.6) million for the six months ended June 30, 2000 are primarily due to our share of the write-off of transaction costs and unamortized deferred financing costs as a result of the refinancing of The Athenaeum Portfolio.

FUTURE RESULTS OF OPERATIONS

    We anticipate that results in future periods will be impacted by future dispositions if any, that are authorized under the Asset Sale Plan. Rental income will decline as a result of the sales of Technology Square in February 2001, 12 of the 14 properties in the Dallas Office and Industrial Portfolio in June 2001 and the Fort Point Place office buildings in July 2001 and future sales that may occur under the Asset Sale Plan. Equity in earnings of partnership and joint ventures may increase due to the completion and lease up of Mathilda Research Centre and Millennium Tower, until such time that they are disposed of under the Asset Sale Plan. Property operating and related expenses are also expected to decline as a result of the sales of properties and the associated payoff of debt and future sales expected under the Asset Sale Plan.

We are currently marketing the remaining two properties in the Dallas Office and Industrial Portfolio. Any additional sales transactions may result in losses.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $115.3 million at June 30, 2001 as compared to $83.8 million at December 31, 2000. The increase of $31.5 million was primarily the result of (i) proceeds from the sales of Technology Square and 12 of the 14 properties of the Dallas Office and Industrial Portfolio,
(ii) proceeds from the increase in the Fort Point Place mortgage note payable, and (iii) cash flow from operations, all offset by (i) the payments of the January 2001, March 2001 and May 2001 dividends to stockholders and distributions to unitholders, (ii) the payoff of the Interim Financing,
(iii) the payoff of some of the Dallas Office and Industrial Portfolio mortgage notes payable, and (iv) the payment of Technology Square development costs. Subsequent to June 30, 2001, we paid a dividend to stockholders and a distribution to unitholders of approximately $22.0 million.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be provided for by cash flow from operating activities, sales of assets and current cash balances. We believe that our 2001 distribution requirement to maintain our REIT qualification will be met from our 2001 cash distributions to date of $10.00 per share of common stock of BCP (including the July 2001 distribution) and from future distributions expected from the implementation of the Asset Sale Plan. We believe our other short-term liquidity needs are the funding of BCSP capital commitments, the completion of current development projects and funding of the management incentive plan. We expect to fund these needs from current cash balances, mortgages and other debt instruments, and through sales of assets.

    We expect to meet long-term (greater than 12 months) liquidity requirements for the completion of current development projects, scheduled debt maturities, other non-recurring capital improvements and funding of the management incentive plan through sales of assets, indebtedness, and from current cash balances.

CAPITALIZATION

    As of June 30, 2001, our total consolidated debt was approximately
$25.4 million and our total consolidated debt plus our proportionate share of total unconsolidated debt was approximately $112.9 million. The following table sets forth certain information regarding our consolidated and unconsolidated debt obligations, including obligations relating to specific properties. We have not entered into any hedging transactions and the variable interest rates reflected in the table are the weighted averages of the outstanding loan layers. All of the debt is non-recourse to us, with certain exceptions such as liability for fraud, misapplication of insurance proceeds, environmental matters and certain guarantees for completion of construction.

                                                                       CURRENT
                                                                       INTEREST
                                                         COMPANY'S     RATE AT
                                            PRINCIPAL     PORTION      JUNE 30,   MATURITY        PREPAYMENT
DEBT                                         AMOUNT     OF PRINCIPAL     2001       DATE          PROVISIONS
----                                        ---------   ------------   --------   --------       -------------
                                             (DOLLARS IN MILLIONS)
CONSOLIDATED DEBT
FIXED RATE:

DALLAS OFFICE AND INDUSTRIAL PORTFOLIO:

Plaza at Walnut Hill......................   $  1.4        $  1.4         9.00%           (a)    Prepayable
                                            -------      --------       ------                   subject to
                                                                                                 conditions(b)

Subtotal / Weighted Average

  Fixed Rate Debt.........................      1.4           1.4         9.00%
                                             ------        ------       ------

VARIABLE RATE:

Fort Point Place..........................     24.0          24.0         6.16%    5/10/03       Prepayable
                                            -------      --------       ------                   subject to
                                                                                                 conditions(c)

Subtotal / Weighted Average
  Variable Rate Debt......................     24.0          24.0         6.16%
                                             ------        ------       ------

Subtotal / Weighted Average
  Consolidated Debt.......................     25.4          25.4         6.32%
                                             ------        ------       ------

UNCONSOLIDATED DEBT
VARIABLE RATE:

Beacon Capital Strategic                       87.7          17.5         4.71%
  Partners, L.P. (d)......................                                                (d)    Prepayable
                                                                                                 subject to
                                                                                                 conditions(c)

Mathilda Research Centre I................     44.0          38.5         6.57%   10/25/02       Prepayable
                                                                                                 subject to
                                                                                                 conditions(c)

Mathilda Research Centre II...............      9.9           8.7         6.58%   12/29/03       Prepayable
                                                                                                 subject to
                                                                                                 conditions(c)

Millennium Tower..........................     34.1          22.8         6.31%           (e)    Prepayable
                                            -------      --------       ------                   subject to
                                                                                                 conditions(c)

Subtotal / Weighted Average
  Unconsolidated Debt.....................    175.7          87.5         6.13%
                                             ------        ------       ------

Total / Weighted Average..................   $201.1        $112.9         6.17%
                                             ======        ======       ======

--------------------------

 (a) Plaza at Walnut Hill loan matures on July 1, 2017. The lender has the right to accelerate the maturity in the sixth, eleventh or sixteenth loan years, on six months' notice. No prepayment penalties apply in that event.

 (b) Currently prepayable subject to a yield maintenance payment based on the rate of United States Treasury Notes having a term closest to the date of maturity but in no event less than 1% of the then balance.

 (c) Prepayable any time in whole or in part subject to payment of applicable breakage costs and in some cases fees.

 (d) Includes a subscription line and a construction loan with varying maturity dates.

 (e) The Millennium Tower loan matures on June 1, 2002. The loan may be extended for one year if certain conditions are met.

    The following table, which includes both consolidated and unconsolidated debt, summarizes the scheduled amortization of principal and maturities of the loans outstanding as of June 30, 2001.

                                               SCHEDULED
                                              AMORTIZATION   MATURITIES    TOTAL
                                              ------------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
July 1, 2001 - December 31, 2001............     $   23       $ 16,500    $ 16,523
2002........................................         42         62,361      62,403
2003........................................         46         32,665      32,711
2004........................................         51             --          51
2005........................................         55             --          55
Thereafter..................................      1,157             --       1,157
                                                 ------       --------    --------
  Total.....................................     $1,374       $111,526    $112,900
                                                 ======       ========    ========

FUNDS FROM OPERATIONS

    Due to our implementation of the Asset Sale Plan that was approved by our shareholders and adopted in April 2001, we believe that FFO is not a relevant measurement of BCP's 2001 financial results.

PROPERTY INFORMATION

    The following table sets forth the Total Area, the Percentage Leased, the Average Base Rent (as defined below) and the Average Net Effective Rent (as defined below) per square foot for each of the properties we owned or had an interest in (excluding properties controlled by BCSP) as of June 30, 2001. Base Rent is gross rent excluding payments by tenants on account of real estate taxes and operating expense escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation charges, less total operating expenses and real estate taxes.

                                                                                     AVERAGE    AVERAGE
                                                                TOTAL        %         BASE     NET EFF
PROPERTY                                                        AREA       LEASED      RENT       RENT
--------                                                      ---------   --------   --------   --------
SOUTH BOSTON, MA:
Fort Point Place (1)........................................    145,222      93%      $32.89     $26.48
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average South Boston, MA..............    145,222      93%       32.89      26.48
                                                              ---------     ----      ------     ------
SUBURBAN DALLAS, TX:
R&D / INDUSTRIAL
Plaza at Walnut Hill........................................     88,280      89%        8.84       8.33
Venture Drive Tech Center...................................    128,322      60%        5.08       3.67
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average Suburban Dallas, TX...........    216,602      72%        6.97       6.01
                                                              ---------     ----      ------     ------
SEATTLE, WA:
Millennium Tower (2)........................................    199,384      81%       33.32      36.37
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average Seattle, WA...................    199,384      81%       33.32      36.37
                                                              ---------     ----      ------     ------
SUNNYVALE, CA:
Mathilda Research Centre (3)................................    266,750     100%       30.98      37.69
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average Sunnyvale, CA.................    266,750     100%       30.98      37.69
                                                              ---------     ----      ------     ------
  Total / Weighted Average Properties.......................    827,958      87%      $26.66     $28.42
                                                              =========     ====      ======     ======

--------------------------

(1) Fort Point Place includes two additional buildings that are not included in these figures. The two buildings consist of approximately 137,000 square feet of recently converted residential condominiums. We are currently in the process of selling the condominiums. As of June 30, 2001, 112 of the 120 units have been sold.

(2) We own Millennium Tower with our joint venture partner, HA L.L.C., an affiliate of Martin Smith Real Estate Services. Millennium Tower leases are NNN leases. Millennium Tower includes approximately 61,000 square feet of residential condominiums. The joint venture is currently marketing the condominiums for sale and as of June 30, 2001, 2 of the 20 units have been sold.

(3) We own Mathilda Research Centre with our joint venture partner, Mathilda Partners LLC, an affiliate of Menlo Equities. Mathilda Research Centre is comprised of two buildings, 1194 and 1184 Mathilda Avenue. Both buildings are leased to Juniper Networks on a NNN basis.

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties we owned or had an interest in (excluding properties controlled by BCSP) as of June 30, 2001.

                                             SQUARE     % OF SQUARE    ANNUAL    % ANNUAL      # OF
                                             FEET(1)      FEET(2)     RENT(3)    RENT(4)    TENANTS(5)
                                            ---------   -----------   --------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
July 1, 2001 - December 31, 2001..........     14,994        1.8%     $   131       0.5%          4
2002......................................     27,063        3.3%         333       1.3%          6
2003......................................     66,558        8.0%         435       1.8%          7
2004......................................     13,141        1.6%         177       0.7%          3
2005......................................    121,228       14.6%       3,906      15.7%          5
Thereafter................................    475,903       57.5%      19,899      80.0%          9
                                            ---------       ----      -------     -----         ---
  Total...................................    718,887       86.8%     $24,881     100.0%         34
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

    The following table summarizes our debt obligations outstanding as of June 30, 2001. This information should be read in conjunction with Notes 5 and 6 to the condensed consolidated financial statements and with the information contained under Capitalization in Part I--Item 2.

                                                          EXPECTED MATURITY DATE
                         7/1/01-
                         12/31/01     2002       2003       2004       2005     THEREAFTER    TOTAL     FAIR VALUE
                         --------   --------   --------   --------   --------   ----------   --------   ----------
                                                          (DOLLARS IN THOUSANDS)
Liabilities
DEBT:
-----------------------
FIXED RATE.............   $   23     $   42    $    46     $   51     $   55      $1,157     $ 1,374      $ 1,600
Weighted Average Fixed
  Interest Rate........     9.0%       9.0%       9.0%       9.0%       9.0%        9.0%        9.0%

VARIABLE RATE..........       --         --    $23,966         --         --          --     $23,966      $23,966
Current Variable
  Interest Rate........       --         --      6.16%         --         --          --       6.16%

                         BEACON CAPITAL PARTNERS, INC.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities and Use of Proceeds

    None.

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) On April 4, 2001, the Company's stockholders voted in favor of a proposal to adopt an asset sale plan for the Company. The vote was 15,219,828 in favor and 2,129,083 against. The stockholders voted against a proposal to amend the Company's charter. The vote was 12,711,835 in favor and 4,637,076 against; however, in order to pass, this proposal required a favorable vote from shareholders holding at least two-thirds of all outstanding shares.

    (b) BCP's 2001 Annual Meeting of Shareholders (the "Annual Meeting") was held on June 24, 2001.

    (c) At the Annual Meeting, the following individuals were elected to BCP's Board of Directors as Class III Directors:

                                                     VOTES FOR    VOTES WITHHELD
                                                     ----------   --------------
Steven Shulman.....................................  15,047,220              0
Scott M. Sperling..................................  15,047,220              0

    The following individuals are directors whose term of office as a director continued after the Annual Meeting:

       Alan M. Leventhal (Class I)
       Robert M. Melzer (Class I)
       Lionel P. Fortin (Class II)
       Stephen T. Clark (Class II)

    (d) The following additional proposal was considered at the Annual Meeting:

                                          VOTES FOR    VOTES AGAINST   VOTES ABSTAIN
                                          ----------   -------------   -------------
Ratification of the appointment of Ernst
  & Young LLP, as BCP's independent
  accountants for the fiscal year ending
  December 31, 2001.....................  15,012,220        35,000               0

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)   3.1    Articles of Incorporation.(1)
              3.2    Certificate of Correction to Articles of Incorporation.(1)
              3.3    Amended and Restated By-laws.(1)
              3.4    Amended and Restated Agreement of Limited Partnership of
                       Beacon Capital Partners, L.P.(2)

        (b) 8-K filed April 15, 2001 announcing the adoption of the Asset Sale Plan.
             8-K filed June 28, 2001 announcing the sale of properties in the Dallas Office and Industrial Portfolio.

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

                                                      BEACON CAPITAL PARTNERS, INC.

                                                      /s/ RANDY J. PARKER
                                                      ------------------------------------------------
                                                      Randy J. Parker
                                                      Chief Financial Officer (Authorized Officer and
August 13, 2001                                       Principal Accounting Officer)

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