Form 10-Q
period 2001-01-30
BEACON CAPITAL PARTNERS INC
filed 2001-11-13
CIK 1063893

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                    Yes X  No __

    Number of Common Shares outstanding at the latest practicable date, November 12, 2001: 21,730,888 shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEACON CAPITAL PARTNERS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                       --------
Part I--Financial Information

Item 1.  Condensed Consolidated Financial Statements.................         1

         Condensed Consolidated Balance Sheets--September 30, 2001
           (Unaudited) and December 31, 2000.........................         1

         Condensed Consolidated Statements of Operations--Three and
           Nine Months Ended September 30, 2001 and 2000
           (Unaudited)...............................................         2

         Condensed Consolidated Statements of Cash Flows--Nine Months
           Ended September 30, 2001 and 2000 (Unaudited).............         3

         Notes to Condensed Consolidated Financial Statements........         4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................        10

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................        16

Part II--Other Information

Item 1.  Legal Proceedings...........................................        17

Item 2.  Changes in Securities and Use of Proceeds...................        17

Item 3.  Defaults Upon Senior Securities.............................        17

Item 4.  Submission of Matters to a Vote of Security Holders.........        17

Item 5.  Other Information...........................................        17

Item 6.  Exhibits and Reports on Form 8-K............................        17

Exhibit Index........................................................        19

PART I--FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         BEACON CAPITAL PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2001            2000
                                                              --------------   ------------
                                                               (UNAUDITED)       (NOTE 1)
ASSETS
Real Estate:
  Land......................................................     $     871       $  35,264
  Buildings, improvements and equipment.....................         3,582         228,764
                                                                 ---------       ---------
                                                                     4,453         264,028
  Less accumulated depreciation.............................           789          12,607
                                                                 ---------       ---------
                                                                     3,664         251,421

Deferred financing and leasing costs, net of accumulated
  amortization of $38 and $1,421, respectively..............           101           4,396
Cash and cash equivalents...................................       111,827          83,821
Restricted cash.............................................            64             366
Accounts receivable, net....................................           437           4,262
Deferred rent receivable....................................            11           2,222
Other assets................................................           828           1,504
Investments in partnership, joint ventures and
  corporations..............................................        44,284          55,274
                                                                 ---------       ---------
      Total assets..........................................     $ 161,216       $ 403,266
                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................     $   1,364       $  30,797
  Note payable--interim financing...........................            --          97,830
  Accounts payable and accrued expenses.....................        26,414          17,205
  Deferred gain on sale of real estate......................        20,604              --
                                                                 ---------       ---------
      Total liabilities.....................................        48,382         145,832
                                                                 ---------       ---------
Commitments and contingencies...............................            --              --

Minority interest in consolidated partnership...............        25,737           2,544
                                                                 ---------       ---------
Stockholders' equity:
  Preferred stock; $.01 par value, 200,000,000 shares
    authorized, none issued or outstanding..................            --              --
  Excess stock; $.01 par value, 250,000,000 shares
    authorized, none issued or outstanding..................            --              --
  Common stock; $.01 par value, 500,000,000 shares
    authorized, 21,730,888 shares issued and outstanding....           217             217
  Additional paid-in capital................................       412,414         412,414
  Cumulative net income.....................................       143,766          95,843
  Cumulative dividends......................................      (469,136)       (251,827)
  Unrealized loss on marketable equity securities...........          (164)         (1,757)
                                                                 ---------       ---------
      Total stockholders' equity............................        87,097         254,890
                                                                 ---------       ---------
      Total liabilities and stockholders' equity............     $ 161,216       $ 403,266
                                                                 =========       =========

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
Revenues:
  Rental income........................................  $    161   $  9,109   $11,270    $26,049
  Reimbursement of operating expenses and real estate
    taxes..............................................        10        313       303      1,003
  Equity in earnings of partnership and joint
    ventures...........................................     2,419      1,157     6,393      5,129
  Interest and dividend income.........................       954      1,414     3,221      4,748
  Gains (losses) on investments, net...................        27         --    (2,183)     6,414
  Other income.........................................        51        205       367        786
                                                         --------   --------   -------    -------
      Total revenues...................................     3,622     12,198    19,371     44,129
                                                         --------   --------   -------    -------
Expenses:
  Property operating...................................       185      2,583     4,257      7,347
  Real estate taxes....................................        19      1,352     1,267      3,791
  General and administrative...........................     4,824      2,805    14,313      8,569
  Affiliate formation expenses.........................        --         --        --      2,054
  Interest expense.....................................        --        514     1,594      2,998
  Depreciation and amortization........................       143      2,165     2,594      5,966
                                                         --------   --------   -------    -------
      Total expenses...................................     5,171      9,419    24,025     30,725
                                                         --------   --------   -------    -------
Income (loss) before gains on sales of real estate,
  minority interest and extraordinary items............    (1,549)     2,779    (4,654)    13,404
Gains on sales of real estate..........................    23,295      2,979    78,022     61,516
                                                         --------   --------   -------    -------
Income before minority interest and extraordinary
  items................................................    21,746      5,758    73,368     74,920
Minority interest in consolidated partnership..........   (24,916)      (710)  (25,445)    (8,736)
                                                         --------   --------   -------    -------
Income (loss) before extraordinary items...............    (3,170)     5,048    47,923     66,184
Extraordinary items, net of minority interest..........        --         --        --     (4,574)
                                                         --------   --------   -------    -------
      Net income (loss)................................  $ (3,170)  $  5,048   $47,923    $61,610
                                                         ========   ========   =======    =======
Income (loss) before extraordinary items per common
  share-basic and diluted..............................  $  (0.15)  $   0.26   $  2.21    $  3.22
Extraordinary items per common share-basic and
  diluted..............................................        --         --        --      (0.22)
                                                         --------   --------   -------    -------
Net income (loss) per common share-basic and diluted...  $  (0.15)  $   0.26   $  2.21    $  3.00
                                                         ========   ========   =======    =======
Weighted average number of common shares outstanding
  (in thousands).......................................    21,731     19,595    21,731     20,510
                                                         ========   ========   =======    =======

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  47,923   $  61,610
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................      1,880       4,610
    Amortization............................................        714       1,356
    Extraordinary items, net of minority interest...........         --       4,574
    Gains on sales of real estate...........................    (78,022)    (61,516)
    Equity in earnings of partnership and joint ventures....     (6,393)     (5,129)
    Distributions from partnership and joint venture........      7,670       7,872
    (Gains) losses on investments, net......................      2,183      (6,414)
    Minority interest in consolidated partnership...........     25,445       8,736
  Increase (decrease) in cash arising from changes in
    operating assets and liabilities:
    Restricted cash.........................................        302         234
    Accounts receivable.....................................      3,447        (576)
    Deferred rent receivable................................       (174)     (1,219)
    Other assets............................................        (94)     (5,667)
    Accounts payable and accrued expenses...................      9,281         837
                                                              ---------   ---------
      Net cash provided by operating activities.............     14,162       9,308
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate asset acquisitions and improvements...........    (27,176)    (49,234)
  Proceeds from real estate asset sales.....................    377,801      89,112
  Payment of deferred leasing costs.........................       (379)     (1,928)
  Investments in partnership, joint ventures and
    corporations............................................       (602)    (15,959)
  Contributions to partnership..............................    (10,000)         --
  Distributions from partnership and joint venture..........     21,351      78,519
                                                              ---------   ---------
      Net cash provided by investing activities.............    360,995     100,510
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage note...............................     11,500          --
  Repayments on mortgage notes..............................    (40,933)       (247)
  Proceeds from note payable--interim financing.............         --       7,500
  Repayment on note payable--interim financing..............    (97,830)    (32,170)
  Payment of deferred financing costs.......................       (327)       (293)
  Repurchase of common stock................................         --     (13,143)
  Distribution payments to minority interests...............     (2,252)     (9,637)
  Dividend payments to stockholders.........................   (217,309)    (73,405)
                                                              ---------   ---------
      Net cash used by financing activities.................   (347,151)   (121,395)
                                                              ---------   ---------

Net increase (decrease) in cash and cash equivalents........     28,006     (11,577)
Cash and cash equivalents, beginning of period..............     83,821      76,927
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 111,827   $  65,350
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Distribution of Cypress stock to minority interests.........  $      --   $   2,073
Dividend of Cypress stock to stockholders...................         --      15,793
Distribution of CO Space stock to minority interests........         --         928
Dividend of CO Space stock to stockholders..................         --       7,065
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest, net of capitalized interest of $651
  and $4,047, respectively..................................  $   2,447   $   2,999

                            SEE ACCOMPANYING NOTES.

                         BEACON CAPITAL PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

    At September 30, 2001, the Company's investments in marketable equity securities were included in other assets and had a fair value of approximately $51 and an unrealized loss of approximately $164. Comprehensive income after giving effect to the change in the unrealized loss was $47,759 for the nine months ended September 30, 2001. Net income and comprehensive income were the same for the nine months ended September 30, 2000.

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

    In connection with the reincorporation of BCP in Maryland, BCP established Beacon Capital Partners, L.P. (the "Operating Partnership"). BCP and the Operating Partnership are collectively referred to as the "Company". The Operating Partnership is a Delaware limited partnership. BCP is the sole General Partner of, and, as of September 30, 2001, holds approximately 99% of the economic interest in the Operating Partnership. BCP holds an approximate 1% general partnership interest in the Operating Partnership and the balance is held as a limited partnership interest. The remaining limited partnership interest of the Operating Partnership is held by Beacon Capital Participation Plan, L.P. ("BCPP") and is presented as minority interest in consolidated partnership in the accompanying condensed consolidated financial statements. On June 24, 1998, $51,359 in Operating Partnership units were issued to Luddite Associates, an affiliate of The Prudential Insurance Company of America, in connection with the purchase

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

2. ORGANIZATION (CONTINUED)
of the property known as Technology Square and The Draper Building. On
October 17, 2000, Luddite Associates converted its Operating Partnership units to common stock of BCP. The term of the Operating Partnership commenced on March 16, 1998 and shall continue until January 1, 2056 or until such time as a Liquidating Event, as defined, has occurred.

    On April 4, 2001, the Company adopted, and the shareholders approved an asset sale plan (the "Asset Sale Plan") which will permit the Company to sell, transfer or exchange all or substantially all of its assets.

3. REAL ESTATE

    In September 2000, the Company commenced the sales of the Fort Point Place residential condominiums and as of September 30, 2001, all of the 120 units had been sold. On February 9, 2001, the Company sold Technology Square, a property consisting of existing buildings, buildings under development and permitted land for additional development for approximately $278,785. The Company will continue to oversee the development and the buyer will fund the remaining development costs for the new buildings. Under the terms of the purchase and sale agreement, in order to avoid financial penalties, the Company is required to complete the construction of the new buildings by specific dates and within budget. The development is scheduled to be completed in the third quarter of 2002. As of September 30, 2001, the Company recognized a gain on the sale of approximately $86,264. Pursuant to the applicable accounting rules, an additional gain estimated at approximately $20,604 has been deferred and is expected to be realized in future periods as construction is completed. In June 2001 and August 2001, in three separate transactions, the Company sold 13 of the 14 properties in the Dallas Office and Industrial Portfolio for $66,000 and recognized an aggregate loss of approximately $26,124 on the transactions. On July 10, 2001, the Company sold the two Fort Point Place office buildings for $29,500 and recognized a gain of approximately $17,096 on the transaction. In the fourth quarter of 2001, the Company sold the remaining property in the Dallas Office and Industrial Portfolio for $2,550 and the Company expects to recognize a loss on the transaction.

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

                               SEPTEMBER 30, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) A reconciliation of the underlying net assets to the Company's carrying value of investments in partnership, joint ventures and corporations is as follows:

                                             THE      MATHILDA    MATHILDA
                                          ATHENAEUM   RESEARCH    RESEARCH    MILLENNIUM
                                          PORTFOLIO    CENTRE    CENTRE II      TOWER        BCSP      TOTAL
                                          ---------   --------   ----------   ----------   --------   --------
Operating Partnership equity interest
  (including accumulated earnings, net
  of distributions)....................   $    221    $(1,595)     $7,568      $20,310     $ 11,548   $38,052
Other costs............................         --      2,488         603        3,021          120     6,232
                                          --------    -------      ------      -------     --------   -------
Carrying value of investments in
  partnership, joint ventures and
  corporations at September 30, 2001...   $    221    $   893      $8,171      $23,331     $ 11,668   $44,284
                                          ========    =======      ======      =======     ========   =======
Equity in earnings of partnership and
  joint ventures
Nine months ended
  September 30, 2001...................   $     --    $ 3,029      $   --      $ 1,310     $  2,054   $ 6,393
  September 30, 2000...................      1,992        336          --           --        2,801     5,129
Operating Partnership share of gains on
  sales of real estate
Nine months ended
  September 30, 2001...................   $     --    $    --      $   --      $    --     $    786   $   786
  September 30, 2000...................     12,604         --          --           --       21,459    34,063
Operating Partnership share of
  extraordinary items
Nine months ended
  September 30, 2001...................   $     --    $    --      $   --      $    --     $     --   $    --
  September 30, 2000...................     (5,149)        --          --           --          (25)   (5,174)

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

MATHILDA RESEARCH CENTRE

    On August 9, 1998, the Company entered into a joint venture agreement with Mathilda Partners LLC, an affiliate of Menlo Equities, a California based developer, to develop two four-story Class A office/R&D buildings with surface parking in Sunnyvale, California, known as Mathilda Research Centre. The Company and Mathilda Partners LLC had funded equity contributions of $17,500 and $2,500, respectively. On November 4, 1998, the venture acquired a twelve-acre site on Mathilda Avenue in Sunnyvale, CA, on which it developed Mathilda Research Centre. The first building (approximately 144,000 square feet) was

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) completed in June 2000 and the second building (approximately 123,000 square feet) was completed in March 2001. Both buildings are leased to Juniper Networks, Inc. ("Juniper Networks"). In August 2001, Mathilda Research Centre was refinanced and the joint venture distributed approximately $20,904 to its members. As of October 2, 2001, the joint venture had returned all of the original equity to its members.

MATHILDA RESEARCH CENTRE II

    On August 9, 2000, the Company entered into a joint venture agreement with Mathilda Partners II LLC, an affiliate of Menlo Equities, a California based developer, to develop an additional phase of Mathilda Research Centre in Sunnyvale, California, also for Juniper Networks. The Company and Mathilda Partners II LLC have agreed to fund 87.5% and 12.5% of the equity required, respectively. On November 30, 2000, the joint venture acquired a parcel of land at 1220 N. Mathilda Avenue in Sunnyvale, California on which it is developing the additional phase of Mathilda Research Centre. The estimated cost of the proposed 158,000 square foot building is approximately $40,650. The project will be funded from equity contributions of approximately $8,040, of which the Company's portion will be approximately $7,035, and a $32,610 construction loan from an institutional lender. As of September 30, 2001, the members had funded equity contributions of approximately $8,650, of which the Company's portion was approximately $7,568. The Company currently expects a distribution of approximately $533, representing its excess contributions, from loan proceeds when certain conditions are met.

MILLENNIUM TOWER

    On September 1, 1998 the Company entered into a joint venture agreement with HA L.L.C., an affiliate of Martin Smith Real Estate Services, a Seattle based real estate company, to develop a 20-story office/retail and residential tower in downtown Seattle, Washington, known as Millennium Tower. The Company and HA L.L.C. have agreed to fund 66 2/3% and 33 1/3% of the equity required, respectively. Land was contributed to the joint venture by HA L.L.C. at an agreed value of $10,500, and the Company agreed to fund the first $19,000 of cash requirements for the venture. As of September 30, 2001, the Company has funded its total commitment of $19,000. The joint venture has obtained a $45,000 construction loan from two institutional lenders to finance the balance of the development costs. The estimated cost of the project is $72,000, including the value of the land.

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

BCSP

    On October 1, 1999, the Company completed the initial closing for BCSP, a real estate limited partnership, of which BCP Strategic Partners LLC, the Company's wholly-owned subsidiary, is the General

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVESTMENTS IN PARTNERSHIP, JOINT VENTURES AND CORPORATIONS (CONTINUED) Partner. Subsequent to October 1, 1999, the Company completed additional closings and as of March 28, 2000 (the BCSP final closing date), equity commitments totaled $287,500, of which the Company's equity commitment was $57,500. The commitments include investments from various endowments, foundations, pension funds and other institutional investors. For a period of up to 27 months from October 1, 1999, BCSP will be the Company's exclusive real estate investment vehicle. As of September 30, 2001, the Company has funded approximately $13,200 of its committed investment. In connection with the formation of BCSP, for the nine months ended September 30, 2000, the Company incurred affiliate formation expenses of approximately $2,054. The expenses consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP.

    On March 17, 2000, BCSP obtained a $137,500 secured revolving credit facility. On June 14, 2000, BCSP sold 233 Fremont Street, a property located in San Francisco, California that was undergoing redevelopment. The property was sold for approximately $145,894, including approximately $15,894 held in escrow pending completion of the property's redevelopment. A portion of the escrow funds were subsequently expended. BCSP oversaw the redevelopment and the buyer funded its share of the remaining redevelopment costs. The redevelopment was substantially completed in the second quarter of 2001. For the nine months ended September 30, 2001 and the year ended December 31, 2000, BCSP recognized a gain on the sale of approximately $2,960 and $71,643, respectively. The Company's share of the recognized gain for the nine months ended September 30, 2001 and the year ended December 31, 2000 was approximately $786 and $25,736, respectively. On June 28, 2000, BCSP distributed $70,000 of the sale proceeds, of which the Company's share was approximately $25,169.

5. MORTGAGE NOTES PAYABLE

    The mortgage notes payable, consisting of one mortgage note payable, collateralized by a certain property and assignment of leases, totals $1,364 at September 30, 2001. It has a fixed interest rate of 9.0% and matures in 2017. The net book value of the mortgaged asset is approximately $3,349 at September 30, 2001.

    Future minimum principal payments due during the next five years and thereafter are as follows:

2001........................................................  $    13
2002........................................................       42
2003........................................................       46
2004........................................................       51
2005........................................................       55
Thereafter..................................................    1,157
                                                              -------
Total                                                         $ 1,364
                                                              =======

    In the fourth quarter of 2001, in conjunction with the sale of the remaining property in the Dallas Office and Industrial Portfolio, the fixed rate mortgage note payable was paid off.

                         BEACON CAPITAL PARTNERS, INC.

                               SEPTEMBER 30, 2001

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

7. INCENTIVE PLANS

    The Company's management incentive plan contemplates that the Company's management will participate in all returns realized by the Company after specified benchmarks are achieved. The amended partnership agreement of the Operating Partnership provides BCPP, a partnership whose partners are all members of the Company's senior management, with incentive distributions from the Operating Partnership after defined investor return objectives are met. During the quarter ended September 30, 2001, based upon distributions to date and amounts expected to be realized from assets which continue to be held by the Company and the value estimated for the Voting Trusts, the Company's management expects that the Cumulative Preferred Return and return of Invested Capital, as defined, will likely be exceeded and BCPP will be entitled to share in realized returns. Consequently, during the quarter ended September 30, 2001 an allocation of income in the amount of $24,948 was made to BCPP as a limited partner in the Operating Partnership. This amount is presented as a component of minority interest in consolidated partnership in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2001. No incentive payments will be made to the Company's management until the specified benchmarks are achieved.

    In addition, during the quarter ended September 30, 2001, the Company cancelled outstanding options held by directors and rank and file employees under its Stock Incentive Plan. The Company recognized an expense during the quarter of approximately $2,246 representing consideration payable under the cancellation agreements.

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

RESULTS OF OPERATIONS

    SUMMARY

    Changes in revenues and expenses for the nine months ended September 30, 2001 and 2000 were primarily due to the timing of investment, financing and sale transactions and redevelopment and releasing programs during 2000 and 2001. The Technology Square Building 300 development commenced in January 2000; The Athenaeum Portfolio was refinanced in April 2000; The Draper Building was sold in April 2000; the Interim Financing was paid down by $32.2 million in April 2000; some of the assets in The Athenaeum Portfolio (215 First Street, 195 First Street and Doc Linskey Way) were sold in June 2000; BCSP sold 233 Fremont Street in June 2000; the first building in Mathilda Research Centre was completed in June 2000; cash dividends totaling $3.50 per share were paid in the first six months of 2000; the repurchase of common stock of BCP and certain voting trust interests in accordance with the share repurchase program occurred in July 2000; the development of Technology Square Buildings 600 and 700 commenced in August 2000; additional Wyndham preferred stock was distributed in November 2000;
$3.2 million of capital was contributed to BCSP in December 2000; the remaining assets in The Athenaeum Portfolio (One Kendall Square) were sold in December 2000; Technology Square was sold in February 2001; the Interim Financing was paid off in February 2001; cash dividends totaling $10.00 per share were paid in the first nine months of 2001; the second building in Mathilda Research Centre was completed in the first quarter of 2001; the office portion of Millennium Tower was completed in the first quarter of 2001; our shareholders adopted the Asset Sale Plan in April 2001 which authorizes us to sell, transfer or exchange all or substantially all of our assets; the Fort Point Place loan was increased in May 2001; 13 of the 14 properties of the Dallas Office and Industrial Portfolio were sold in June 2001 and August 2001; the Fort Point Place office buildings were sold in July 2001; the Mathilda Research Centre was refinanced in August 2001; and $10.0 million of capital was contributed to BCSP in August 2001 and September 2001.

    Under the new management incentive plan adopted in 2000, members of management will be entitled to participate in all returns realized by the Company after specified benchmarks are achieved. Management expects that the prescribed incentive thresholds will be achieved and that management will be entitled to share in the returns. For the three and nine months ended September 30, 2001, minority interest in consolidated partnership reflects an allocation of income of approximately $24.9 million attributable to the management incentive plan. This allocation is subject to change in future periods as remaining assets are liquidated. To date, no incentive amounts have been distributed and we intend to retain capital in an amount sufficient to fund amounts owed with respect to the incentive allocation.

    We anticipate that results in future periods will be impacted by future dispositions if any, that are authorized under the Asset Sale Plan. Rental income will decline as a result of the sales of Technology Square in February 2001, all of the properties in the Dallas Office and Industrial Portfolio in June 2001, August 2001 and October 2001 and the Fort Point Place office buildings in July 2001. Equity in earnings of partnership and joint ventures may increase due to earnings generated from BCSP and the completion and lease up of Mathilda Research Centre, Mathilda Research Centre II and Millennium Tower, until such time that they are disposed of under the Asset Sale Plan. Property operating and related expenses are also expected to decline as a result of the sales of properties and the associated payoff of debt.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    Total revenues were $3.6 million and $12.2 million for the three months ended September 30, 2001 and 2000, respectively. Rental income was $0.2 million and $9.1 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $8.9 million was due to the sales of Technology Square, Fort Point Place office buildings and 13 of the 14 properties of the Dallas Office and Industrial Portfolio. Reimbursement of operating expenses and real estate taxes was $0.0 million and $0.3 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $0.3 million was due to the sales of Technology Square and 13 of the 14 properties of the Dallas Office and Industrial Portfolio. Equity in earnings of partnership and joint ventures was $2.4 million and $1.2 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $1.2 million was due to earnings from BCSP, Mathilda Research Centre and Millennium Tower offset by decreased earnings due to the sale of The Athenaeum Portfolio. Interest and dividend income was $1.0 million and $1.4 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $0.4 million was due to Wyndham dividends received in 2000. Other income was $0.0 million and $0.2 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $0.2 million was due to management fees received from The Athenaeum Portfolio in 2000.

    Total expenses were $5.1 million and $9.4 million for the three months ended September 30, 2001 and 2000, respectively. Property operating expenses were $0.2 million and $2.6 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $2.4 million was due to the sales of Technology Square, Fort Point Place office buildings and 13 of the 14 properties of the Dallas Office and Industrial Portfolio. Real estate taxes were $0.0 million and $1.3 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $1.3 million was due to the sale of Technology Square and lower estimated taxes for the Dallas Office and Industrial Portfolio. General and administrative expenses were $4.8 million and $2.8 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $2.0 million was primarily due to 2001 charges related to the director and rank and file employee stock option cancellation agreements. Interest expense was $0.0 million and $0.5 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $0.5 million was due to interest on the Interim Financing and mortgage notes offset by capitalized interest. Depreciation and amortization was $0.1 million and $2.2 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $2.1 million was due to the sales of Technology Square and 13 of the 14 properties of the Dallas Office and Industrial Portfolio.

    The gains on sales of real estate for the three months ended September 30, 2001 of $23.3 million resulted from the gain from the sale of the Fort Point Place office buildings and the recognized gain from the sale of Technology Square offset by the loss from the sale of one of the 14 properties of the Dallas Office and Industrial Portfolio. The gains on sales of real estate for the three months ended September 30, 2000 of $3.0 million resulted from our share of the recognized gain on the sale of 233 Fremont and the sale of some Fort Point Place residential condominiums. The minority interest in consolidated partnership of ($24.9) and ($0.7) million for the three months ended September 30, 2001 and 2000, respectively, represent the portion of the Operating Partnership that is not owned by BCP.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    Total revenues were $19.4 million and $44.1 million for the nine months ended September 30, 2001 and 2000, respectively. Rental income was $11.3 million and $26.1 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $14.8 million was due to the sales of Technology Square and 13 of the 14 properties of the Dallas Office and Industrial Portfolio offset by increased rents in Fort Point Place. Reimbursement of operating expenses and real estate taxes was $0.3 million and $1.0 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $0.7 million was primarily due to decreased real estate tax reimbursements in the Dallas Office and Industrial Portfolio. Equity in earnings of partnership and joint ventures was $6.4 and $5.1 million for the nine months ended September 30, 2001 and 2000. The increase of $1.3 million was due to 2001 increased earnings from Mathilda Research Centre and Millennium Tower offset by reduced earnings from BCSP and The Athenaeum Portfolio. Interest and dividend income was $3.2 million and $4.7 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $1.5 million was due to Wyndham dividends received in 2000 and interest earned from cash on hand. Gains (losses) on investments were ($2.2) million and $6.4 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $8.6 million was due to the Cypress gain recognized in 2000 and Cypress and CO Space losses recognized in 2001. Other income was $0.4 million and $0.8 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $0.4 million was due to management fees received from The Athenaeum Portfolio in 2000.

    Total expenses were $24.0 million and $30.7 million for the nine months ended September 30, 2001 and 2000, respectively. Property operating expenses were $4.2 million and $7.3 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $3.1 million was primarily due to the sales of Technology Square, Fort Point Place office buildings and 13 of the 14 properties of the Dallas Office and Industrial Portfolio. Real estate taxes were $1.3 million and $3.8 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $2.5 million was due to the sale of Technology Square and lower estimated taxes for the Dallas Office and Industrial Portfolio. General and administrative expenses were $14.3 million and $8.6 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $5.7 million was primarily due to management personnel bonuses for 2000 achievements that were expensed and paid in 2001 and 2001 charges related to the director and rank and file employee stock option cancellation agreements. Affiliate formation expenses were $2.0 million for the nine months ended September 30, 2000. Affiliate formation expenses were costs incurred in the formation of BCSP and consist of underwriter commissions and fees for legal and professional services not reimbursed by the partners of BCSP. Interest expense was $1.6 million and $3.0 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $1.4 million was due to interest on the Interim Financing offset by capitalized interest. Depreciation and amortization was $2.6 million and $6.0 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $3.4 million was primarily due to the sales of Technology Square and 13 of the 14 properties of the Dallas Office and Industrial Portfolio.

    The gains on sales of real estate for the nine months ended September 30, 2001 of $78.0 million resulted from the recognized gain from the sale of Technology Square, the gain from the sale of the Fort

Point Place office buildings and our share of the recognized gain on the sale of 233 Fremont, offset by the losses from the sales of 13 of the 14 properties of the Dallas Office and Industrial Portfolio. The gains on sales of real estate for the nine months ended September 30, 2000 of $61.5 million resulted from the sale of The Draper Building, our share of the gain on the sale of some of the assets of The Athenaeum Portfolio, the sale of some Fort Point Place residential condominiums and our share of the recognized gain on the sale of 233 Fremont. The minority interest in consolidated partnership of ($25.4) and ($8.7) million for the nine months ended September 30, 2001 and 2000, respectively, represent the portion of the Operating Partnership that is not owned by BCP. The extraordinary items, net of minority interest of ($4.6) million for the nine months ended September 30, 2000 are primarily due to our share of the write-off of transaction costs and unamortized deferred financing costs as a result of the refinancing of The Athenaeum Portfolio.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $111.8 million at September 30, 2001 as compared to $83.8 million at December 31, 2000. The increase of $28.0 million was primarily the result of (i) proceeds from the sales of Technology Square, Fort Point Place residential condominiums, Fort Point Place office buildings and 13 of the 14 properties of the Dallas Office and Industrial Portfolio, (ii) distributions received from Mathilda Research Centre, (iii) proceeds from the Fort Point Place mortgage note payable, and (iv) cash flow from operations, all offset by (i) the payments of the January 2001, March 2001, May 2001 and July 2001 dividends to stockholders and distributions to unitholders, (ii) the payoff of the Interim Financing, (iii) the payoff of the Fort Point Place mortgage note payable, (iv) the payoff of some of the Dallas Office and Industrial Portfolio mortgage notes payable, and (v) the payment of Technology Square development costs.

SHORT AND LONG-TERM LIQUIDITY

    We have considered our short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. We believe that our principal short-term operating liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be provided for by cash flow from operating activities, sales of assets and current cash balances. We believe that our 2001 distribution requirement to maintain our REIT qualification will be met from our 2001 cash distributions to date of $10.00 per share of common stock of BCP and from future distributions expected from the implementation of the Asset Sale Plan. We believe our other short-term liquidity needs are the funding of BCSP capital commitments, the completion of current development projects and funding of the management incentive plan. We expect to fund these needs from current cash balances, mortgages and other debt instruments, and through sales of assets.

    We expect to meet long-term (greater than 12 months) liquidity requirements for the completion of current development projects, scheduled debt maturities, other non-recurring capital improvements and funding of the management incentive plan through sales of assets, indebtedness, and from current cash balances.

CAPITALIZATION

    As of September 30, 2001, our total consolidated debt was approximately $1.4 million and our total consolidated debt plus our proportionate share of total unconsolidated debt was approximately $147.4 million. The following table sets forth certain information regarding our consolidated and unconsolidated debt obligations, including obligations relating to specific properties. The variable interest rates reflected in the table are the weighted averages of the outstanding LIBOR loan layers. All of the debt is non-recourse to us, with certain exceptions such as liability for fraud, misapplication of insurance proceeds, environmental matters and certain guarantees for completion of construction.

                                                                       CURRENT
                                                                      INTEREST
                                                      COMPANY'S        RATE AT
                                         PRINCIPAL     PORTION      SEPTEMBER 30,   MATURITY        PREPAYMENT
DEBT                                      AMOUNT     OF PRINCIPAL       2001          DATE          PROVISIONS
----                                     ---------   ------------   -------------   --------       -------------
                                          (DOLLARS IN MILLIONS)
CONSOLIDATED DEBT
FIXED RATE:

DALLAS OFFICE AND INDUSTRIAL PORTFOLIO:

Plaza at Walnut Hill...................   $  1.4        $  1.4           9.00%      (a)            Prepayable
                                         -------      --------      ---------                      subject to
                                                                                                   conditions(b)

Subtotal / Weighted Average

  Consolidated Debt....................      1.4           1.4           9.00%
                                          ------        ------         ------

UNCONSOLIDATED DEBT

FIXED RATE:

Beacon Capital Strategic                   100.5          20.1           6.75%        9/1/04       Prepayable
  Partners, L.P........................  -------      --------      ---------                      subject to
                                                                                                   conditions(c)

Subtotal / Weighted Average
  Fixed Rate Debt......................    100.5          20.1           6.75%
                                          ------        ------         ------

VARIABLE RATE:

Beacon Capital Strategic                   279.9          56.0           5.30%
  Partners, L.P. (d)...................                                             (d)            Prepayable
                                                                                                   subject to
                                                                                                   conditions(e)

Mathilda Research Centre...............     65.3          32.6           6.94%        9/1/04       Prepayable
                                                                                                   subject to
                                                                                                   conditions(f)

Mathilda Research Centre II............     13.7          12.0           5.99%      12/29/03       Prepayable
                                                                                                   subject to
                                                                                                   conditions(e)

Millennium Tower.......................     37.6          25.2           5.83%      (g)            Prepayable
                                         -------      --------      ---------                      subject to
                                                                                                   conditions(e)

Subtotal / Weighted Average
  Variable Rate Debt...................    396.5         125.8           5.90%
                                         -------      --------      ---------

Subtotal / Weighted Average
  Unconsolidated Debt..................    497.0         145.9           6.01%
                                          ------        ------         ------

Total / Weighted Average...............   $498.4        $147.3           6.04%
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

 (c) Prepayable after October 1, 2003 subject to a yield maintenance payment based on the rate of United States Treasury Notes having a term closest to the date of maturity but in no event less than 1% of the then balance.

 (d) Includes a subscription line, a construction loan and other property mortgages with varying maturity dates.

 (e) Prepayable any time in whole or in part subject to payment of applicable breakage costs and in some cases fees.

 (f) Closed to prepayment until December 1, 2004. Thereafter subject to payment of applicable breakage costs and fees.

 (g) The Millennium Tower loan matures on June 1, 2002. The loan may be extended for one year if certain conditions are met.

    The following table, which includes both consolidated and unconsolidated debt, summarizes the scheduled amortization of principal and maturities of the loans outstanding as of September 30, 2001.

                                               SCHEDULED
                                              AMORTIZATION   MATURITIES    TOTAL
                                              ------------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
October 1, 2001 - December 31, 2001.........     $   48       $     --    $     48
2002........................................        316         48,782      49,098
2003........................................        519         11,975      12,494
2004........................................        406         84,069      84,475
2005........................................         55             --          55
Thereafter..................................      1,157             --       1,157
                                                 ------       --------    --------
  Total.....................................     $2,501       $144,826    $147,327
                                                 ======       ========    ========

FUNDS FROM OPERATIONS

    Due to our implementation of the Asset Sale Plan that was approved by our shareholders and adopted in April 2001, we believe that FFO is not a relevant measurement of BCP's 2001 financial results.

PROPERTY INFORMATION

    The following table sets forth the Total Area, the Percentage Leased, the Average Base Rent (as defined below) and the Average Net Effective Rent (as defined below) per square foot for each of the properties we owned or had an interest in (excluding properties controlled by BCSP) as of September 30, 2001. Base Rent is gross rent excluding payments by tenants on account of real estate taxes and operating expense escalation charges. Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation charges, less total operating expenses and real estate taxes.

                                                                                     AVERAGE    AVERAGE
                                                                TOTAL        %         BASE     NET EFF
PROPERTY                                                        AREA       LEASED      RENT       RENT
--------                                                      ---------   --------   --------   --------
SUBURBAN DALLAS, TX:
R&D / INDUSTRIAL
Plaza at Walnut Hill........................................     88,280      82%      $ 8.84     $ 8.55
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average Suburban Dallas, TX...........     88,280      82%        8.84       8.55
                                                              ---------     ----      ------     ------
SEATTLE, WA:
Millennium Tower (1)........................................    199,384      91%       33.00      35.71
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average Seattle, WA...................    199,384      91%       33.00      35.71
                                                              ---------     ----      ------     ------
SUNNYVALE, CA: (2)
Mathilda Research Centre (3)................................    266,750     100%       31.55      37.69
                                                              ---------     ----      ------     ------
  Subtotal / Weighted Average Sunnyvale, CA.................    266,750     100%       31.55      37.69
                                                              ---------     ----      ------     ------
  Total / Weighted Average Properties.......................    554,414      94%      $28.88     $32.94
                                                              =========     ====      ======     ======

--------------------------

(1) We own Millennium Tower with our joint venture partner, HA L.L.C., an affiliate of Martin Smith Real Estate Services. Millennium Tower leases are NNN leases. Millennium Tower includes approximately 61,000 square feet of residential condominiums. The joint venture is currently marketing the condominiums for sale and as of September 30, 2001, 2 of the 20 units have been sold.

(2) Mathilda Research Centre II, a property located at 1220 N. Mathilda Avenue in Sunnyvale, California, is excluded from this table because it is a development project. We own Mathilda Research Centre II with our joint venture partner, Mathilda Partners II LLC, an affiliate of Menlo Equities. The property is leased to Juniper Networks on a NNN basis and is expected to be completed in early 2002.

(3) We own Mathilda Research Centre with our joint venture partner, Mathilda Partners LLC, an affiliate of Menlo Equities. Mathilda Research Centre is comprised of two buildings, 1194 and 1184 Mathilda Avenue. Both buildings are leased to Juniper Networks on a NNN basis.

    The following table sets forth Lease Expirations (in square feet) for the portfolio of properties we owned or had an interest in (excluding properties controlled by BCSP) as of September 30, 2001.

                                             SQUARE     % OF SQUARE    ANNUAL    % ANNUAL      # OF
                                             FEET(1)      FEET(2)     RENT(3)    RENT(4)    TENANTS(5)
                                            ---------   -----------   --------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
October 1, 2001 - December 31, 2001.......      1,512        0.3%     $    19       0.1%          1
2002......................................     12,459        2.2%         103       0.5%          4
2003......................................     24,066        4.3%         226       1.1%          6
2004......................................     14,005        2.5%         133       0.7%          2
2005......................................         --        0.0%          --       0.0%         --
Thereafter................................    468,689       84.5%      19,899      97.6%          9
                                            ---------       ----      -------     -----         ---
  Total...................................    520,731       93.8%     $20,380     100.0%         22
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

    The following table summarizes our debt obligations outstanding as of September 30, 2001. This information should be read in conjunction with Notes 5 and 6 to the condensed consolidated financial statements and with the information contained under Capitalization in Part I--Item 2.

                                                          EXPECTED MATURITY DATE
                         10/1/01-
                         12/31/01     2002       2003       2004       2005     THEREAFTER    TOTAL     FAIR VALUE
                         --------   --------   --------   --------   --------   ----------   --------   ----------
                                                          (DOLLARS IN THOUSANDS)
Liabilities
DEBT:
-----------------------
FIXED RATE.............   $   13     $   42    $    46     $   51     $   55      $1,157     $ 1,364       (1)
Weighted Average Fixed
  Interest Rate........     9.0%       9.0%       9.0%       9.0%       9.0%        9.0%        9.0%

VARIABLE RATE..........       --         --         --         --         --          --          --            --
Current Variable
  Interest Rate........       --         --         --         --         --          --          --

------------------------

(1) In the fourth quarter of 2001, in conjunction with the sale of the remaining property in the Dallas Office and Industrial Portfolio, this fixed rate loan was paid off.

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
             3.2   Certificate of Correction to Articles of Incorporation.(1)
             3.3   Amended and Restated By-laws.(1)
             3.4   Amended and Restated Agreement of Limited Partnership of
                   Beacon Capital Partners, L.P.(2)
        (b)  8-K filed July 11, 2001 announcing the sale of properties in the
             Dallas Office and Industrial Portfolio as well as the office component of the Fort Point Place project.
             8-K filed August 22, 2001 announcing second quarter results.

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

                                                      BEACON CAPITAL PARTNERS, INC.

                                                      /s/ RANDY J. PARKER
                                                      ------------------------------------------------
                                                      Randy J. Parker
                                                      Chief Financial Officer (Authorized Officer and
November 13, 2001                                     Principal Accounting Officer)

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